Form 10-Q
period 1996-04-28
K&G MENS CENTER INC
filed 1996-06-11
CIK 1004526

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM IO-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           April 28, 1996
                              --------------------------------------------

                              OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                               ------------------   -----------------
                              Commission file number        0-27348

                            K&G Men's Centers, Inc.
- ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


    Georgia                                                      58-1989917
- ----------------------------------------------------------------------------
 (State or other             (I.R.S. Employer incorporation or organization)
 jurisdiction of
Identification Number)

1750-A Ellsworth Industrial Blvd., Atlanta Georgia               30318
- ----------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                (404) 351-7987
- ----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
- ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 Par Value, 6,377,500 Shares outstanding as of May 29, 1996.

                    K&G Men's Center, Inc. and Subsidiaries
                              Index to Form 10-Q
                                April 28, 1996



Part I.  Financial Information
         Item 1.  Financial Statements

                  Consolidated Balance Sheets........................ 3

                  Consolidated Statements of Operations.............. 4

                  Consolidated Statements of Cash Flows.............. 5

                  Condensed Notes to the Financial Statements........ 6

          Item 2. Management's Discussion and Analysis................ 7-10

Part II. Other Information
         Item 4.  Submission of Matters to a Vote of
                  Security Holders..................................  11

         Item 6.  Exhibits and Reports on Form 8-K..................  11

Signatures..........................................................  12

                    K&G Men's Center, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                    April 28, 1996    January 28, 1996
                                                    --------------    ----------------
                                                     (Unaudited)
                                    Assets
CURRENT ASSETS:
     Cash & cash equivalents                          $12,026,000        $2,504,000
     Accounts receivable                                1,022,000           728,000
     Merchandise inventory                             14,447,000        11,148,000
     Other assets                                         948,000         1,069,000
                                                    -------------      ------------
          Total current assets                         28,443,000        15,449,000
PROPERTY AND EQUIPMENT, net                             1,849,000         1,397,000
OTHER ASSETS, net                                         379,000           358,000
                                                    -------------      ------------
          Total assets                                $30,671,000       $17,204,000
                                                    =============      ============

                     Liabilities and Shareholders' Equity
CURRENT LIABILITIES:
     Accounts payable                                  $8,158,000        $5,194,000
     Sales tax payable                                    861,000           603,000
     Accrued expenses                                     734,000         1,219,000
     Income taxes payable                                 427,000           619,000
                                                    -------------      ------------
          Total current liabilities                    10,180,000         7,635,000
LONG-TERM DEBT                                            205,000           205,000
MINORITY INTEREST                                         267,000           245,000
REDEEMABLE COMMON STOCK, Series B                               -         6,476,000
SHAREHOLDERS' EQUITY:
     Common stock                                          64,000            41,000
     Additional paid-in capital                        17,587,000           991,000
     Retained earnings                                  2,368,000         1,611,000
                                                    -------------      ------------
          Total shareholders' equity                   20,019,000         2,643,000
                                                    -------------      ------------
          Total liabilities and shareholders' equity  $30,671,000       $17,204,000
                                                    =============      ============

See accompanying Condensed Notes to the Financial Statements.

                    K&G Men's Center, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                            Three Months Ended
                                                      -------------------------------
                                                       April 28, 1996  April 30, 1995
                                                      ---------------  --------------

   NET SALES                                             $17,528,000   $12,437,000
   COST OF SALES, including occupancy cost                13,405,000     9,425,000
                                                        ------------  ------------
   GROSS PROFIT                                            4,123,000     3,012,000

   SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES           3,003,000     1,887,000
                                                        ------------  ------------
   OPERATING INCOME                                        1,120,000     1,125,000

   OTHER INCOME (EXPENSES):
      Interest expense                                       (11,000)      (29,000)
      Other income, net                                      172,000        24,000
                                                        ------------  ------------
   INCOME BEFORE INCOME TAXES AND MINORITY
      INTEREST IN (EARNINGS) LOSS OF AFFILIATES            1,281,000     1,120,000

   PROVISION FOR INCOME TAXES                                490,000       438,000
                                                        ------------  ------------
   INCOME BEFORE MINORITY INTEREST IN
      (EARNINGS) LOSS OF AFFILIATES                          791,000       682,000

   MINORITY INTEREST IN (EARNINGS) LOSS
      OF AFFILIATES                                          (22,000)       13,000
                                                        ------------  ------------
   NET INCOME APPLICABLE TO COMMON STOCK                    $769,000      $695,000
                                                        ============  ============
   NET INCOME PER COMMON AND COMMON
      EQUIVALENT SHARES                                        $0.12         $0.13
                                                        ============  ============

   WEIGHTED AVERAGE COMMON AND
      COMMON EQUIVALENT SHARES OUTSTANDING                 6,377,500     5,250,000
                                                        ============  ============

See accompanying Condensed Notes to the Financial Statements.

                    K&G Men's Center, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                        Three Months Ended
                                                 ------------------------------
                                                 April 28, 1996  April 30, 1995
                                                 --------------  --------------
Cash Flows from Operating Activities:
  Net income                                          $769,000      $695,000
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Minority interest in earnings (loss)               22,000       (13,000)
     Depreciation and amortization                      96,000        90,000
      Changes in assets and liabilities:
       Accounts receivable                            (294,000)      171,000
       Merchandise inventory                        (3,299,000)   (2,134,000)
       Other assets, net                               121,000      (306,000)
       Accounts payable                              2,964,000     2,095,000
       Sales tax payable                               259,000       318,000
       Accrued expenses                               (485,000)       92,000
       Income taxes payable                           (192,000)     (103,000)
                                                  ------------  ------------
         Total adjustments                            (808,000)      210,000
                                                  ------------  ------------
         Net cash provided by (used in) operating
         activities                                    (39,000)      905,000
                                                  ------------  ------------

Cash Flows from Investing Activities:
  Additions to property and equipment                 (546,000)      (27,000)
  Other assets                                         (24,000)        4,000
                                                  ------------  ------------
         Net cash used in investing
         activities                                   (570,000)      (23,000)
                                                  ------------  ------------

Cash Flows from Financing Activities:
   Repayment of long term-debt                               0      (234,000)
   Common stock issued                              10,131,000             0
                                                  ------------  ------------
         Net cash provided by (used in) financing
         activities                                 10,131,000      (234,000)
                                                  ------------  ------------

Net  Increase in Cash and Cash Equivalents           9,522,000       648,000
Cash and Cash Equivalents at Beginning of
   Period                                            2,504,000     2,377,000
                                                  ------------  ------------
Cash and Cash Equivalents at End of
   Period                                          $12,026,000    $3,025,000
                                                  ============  ============
Supplemental Disclosure of Cash Paid For:

   Interest                                            $11,000       $29,000
                                                  ============  ============
   Income taxes                                       $664,000       $73,000
                                                  ============  ============

See accompanying Condensed Notes to the Financial Statements.

                    K&G Men's Center, Inc. and Subsidiaries
                  Condensed Notes to the Financial Statements
                                  (Unaudited)



1.  Unaudited Financial Information

        The accompanying financial statements of K&G Men's Center, Inc. and Subsidiaries as of April 28, 1996 and April 30, 1995, and for the three months then ended, are unaudited. In the opinion of the Company's management, these statements include all adjustments considered necessary for a fair presentation of financial condition and results of operations.

        Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year. In addition, quarterly results of operations are affected by the timing and amount of sales and cost associated with the opening of new stores.

2.  Shareholders' Equity

        The Company effected its initial public offering on January 24, 1996 and the transaction closed on January 30, 1996, resulting in the conversion of the Company's outstanding redeemable Common Stock, Series B and Common Stock,
Series A into common stock $.01 par value. The Company issued an additional 1,127,500 shares of its common stock at $10.00 each and raised $10,131,000 after expenses of the offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     During the three months ended April 28, 1996, the Company opened new stores in Atlanta, Georgia, Long Island, New York and Baltimore, Maryland. The expansion was also continued with the relocation of the Company's original Atlanta location to a larger site across the street, which increased its selling space by approximately 30% to 23,000 square feet.

Results of Operations

     The following table sets forth, for the periods indicated, statements of operations data expressed as a percentage of net sales:

                                                  Three Months Ended
                                                -----------------------
                                                April 28,     April 30,
                                                   1996         1995
                                                ---------     ---------
Net sales                                         100.0%       100.0%
Cost of sales, including occupancy cost            76.5         75.8
                                                  -----        -----
Gross profit                                       23.5         24.2
Selling, general and administrative expenses       17.1         15.2
                                                  -----        -----
Operating income                                    6.4          9.0
Other income (expenses):
   Interest expense                                (0.1)        (0.2)
   Other income, net                                1.0          0.2
                                                  -----        -----
Income before income taxes and minority
  interest in (earnings) loss of affiliates         7.3          9.0
Provision for income taxes                          2.8          3.5
                                                  -----        -----
Income before minority interest in
  (earnings) loss of affiliates                     4.5          5.5
Minority interest in (earnings)
  loss of affiliates                               (0.1)         0.1
                                                  -----        -----
 Net income applicable to common stock              4.4%         5.6%
                                                  =====        =====

     Net sales of $17.5 million for the three month period ended April 28, 1996 represents an increase of $5.1 million, or 40.9% over net sales of $12.4 million in the three month period ended April 30, 1995. The increase in net sales is a result of comparable store growth of 11.9% and the opening of six new stores since October of 1995. Three of the six new stores were opened in March of 1996, including a third store in Atlanta, Georgia, and stores in Baltimore, Maryland and Long Island, New York. Comparable store sales increased 15.6% in the first fiscal quarter of 1995.

     Gross profit increased $1.1 million, or 36.8% to $4.1 million in the three month period ended April 28, 1996. Gross profit as a percentage of sales decreased to 23.5% in the three month period ended April 28, 1996 from 24.2% in the three month period ended April 30, 1995. The decrease in gross margin as a percentage of sales is mainly due to the new stores having a higher occupancy cost as a percentage of sales and a lower initial gross margin. In addition, the Company lowered its mark-up on specific goods in order to lower the selling prices and to enhance its competitive position.

     Selling, general and administrative expenses increased $1.1 million or 59.1%, to $3.0 million in the three month period ended April 28, 1996. Selling, general and administrative expenses as a percentage of net sales increased to 17.1% in the three month period ended April 28, 1996, from 15.1% for the three month period ended April 30, 1995. The increase was a result of $105,000 in store pre-opening expenses in the three month period ended April 30, 1996, a higher level of advertising expenses as a percentage of sales due to the new stores and certain cost associated with being a public company. The Company did not have any pre-opening expenses in the three month period ended April 30, 1995, and became a public company in January 1996.

     As a result of the above factors, operating income was $1.1 million for the three month period ended April 28, 1996 compared to $1.1 million in the three months ended April 30, 1995. Operating income as a percentage of net sales decreased to 6.4% in the three month period ended April 28, 1996 from 9.0% in the three months ended April 30, 1995.

     The factors discussed above resulted in an increase in net income to $769,000 for the three months ended April 28, 1996 from $695,000 in the three months ended April 30, 1995.


Quarterly Results,  Seasonality and Inflation

     The Company's business is seasonal in nature with the fourth quarter, which includes the holiday selling season, accounting for the largest percentage of the Company's net sales volume and operating profit in any given year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year. In addition, quarterly results of operations are affected by the timing and amount of sales and costs associated with the opening of new stores.

     Inflation can affect the cost incurred by the Company in the purchases of its merchandise, the leasing of its stores and certain components of its selling, general and administrative expenses. To date, inflation has not adversely affected the Company's business, although there can be no assurance that inflation will not have a material adverse effect in the future.



Liquidity and Capital Resources

     The Company has historically funded its working capital and capital expenditure requirements from net cash provided by operating activities and through borrowings from related parties and under its bank credit facilities. The Company had working capital of $18.1 million and $7.8 million at April 28, 1996 and January 28, 1996, respectively. The principal use of working capital is to purchase inventory. The Company had $12.0 million in cash and cash equivalents as of April 28, 1996.

     The Company's capital expenditures totaled $546,000, and $27,000 in the three month periods ended April 28, 1996 and April 30, 1995, respectively. These capital expenditures were primarily used to open new stores and upgrade the Company's management information systems.

     The Company currently has a bank credit facility, which expires June 30, 1998, and permits borrowings of up to $5.0 million. The interest rate on this facility is the prime rate less 1% or LIBOR plus 1.5% per annum, at the option of the Company. As of April 28, 1996, K&G had no debt outstanding on this facility.

     In May 1995, the Company raised gross proceeds of $6.5 million through the sale of Redeemable Common Stock, Series B, primarily to institutional investors. The Redeemable Common Stock, Series B, had a 5% annual dividend and automatically converted into Common Stock on a one-for-one basis upon consummation of the Company's initial public offering. The proceeds of this transaction were used to redeem shares of Common Stock, Series A, from K&G's existing shareholders.

     On January 24, 1996, the Company effected its initial public offering for
1.7 million common shares at $10.00 per share, of which 1 million were company shares and 700,000 were offered by certain shareholders. The initial public offering which closed on January 30, 1996 raised net proceeds of $10.1 million. Upon completion of the offering, all Redeemable Common Stock, Series B and Common Stock, Series A were converted on a one-for-one basis into Common Stock. On February 6, 1996, the underwriter's over-allotment issue was exercised in full for 255,200 shares of which 127,500 were Company shares.

     The Company's primary capital requirements are for the opening of new stores. The Company estimates that the total cash required to open a 15,000 to 20,000 square foot prototype store, including inventory, store fixtures and equipment, leasehold improvements, other net working capital and pre-opening costs (primarily stocking and training), typically ranges from $625,000 to $900,000 depending on landlord assistance and vendor financing. The Company anticipates opening an additional three stores in the remainder of fiscal 1996 and six to eight new stores in fiscal 1997. The Company believes that the proceeds of this offering, internally generated funds, cash on hand and its bank credit facility will be adequate to fund its anticipated needs for the foreseeable future.

"Safe Harbor" Statement

     The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, the Company seeks the protection afforded by the Private Securities Litigation Reform Act of 1995. The list set forth below is intended to identify certain of the principal factors that could cause actual results to differ materially form those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business.

     Small Store Base. The Company has a relatively limited history of opening and operating stores, and also has previously closed two stores. Moreover, the Company's operating profits have historically been disproportionately generated by stores that have been operating for longer periods of time. Due to these factors, the results achieved to date by the Company's relatively small store base may not be indicative of the results that may be achieved from a larger number of stores.

     Expansion. The Company's future operating results will depend largely upon its ability to open and operate new stores successfully and to manage a larger business profitably. The success of K&G's planned expansion strategy is dependent upon many factors, including suitable markets and sites for new stores. In addition, the Company must be able to continue to hire, train and retain competent managers and store personnel. The failure of the Company to achieve its expansion goals on a timely basis, obtain acceptance in markets in which it currently has limited or no presence, attract and retain qualified management and other personnel. Appropriately upgrade its systems and controls or manage operating expenses could adversely affect the Company's future operating results.

     Merchandise and Market Trends. The Company's success depends in part on its ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. If the Company miscalculates either the market for merchandise in its stores or its customers' purchasing habits, it may be required to sell a significant amount of inventory at below average mark-ups over the Company's cost, or below cost, which could adversely affect the Company's financial conditions and results of operations.

     Vendor Relationships. The Company's business is dependent upon its ability to purchase first-quality, current-season, brand name and private label merchandise at competitive prices. A disruption of vendor relationships could adversely affect the Company's business.

                      K&G Men's Center, Inc. and Subsidiaries

                            Part II - Other Information



Item 4.   Submission of Matters to a Vote of Security Holders

        On June 7, 1996, subsequent to the quarter covered by this Form 10-Q, the Company held its 1996 Annual Meeting of Shareholders. The shareholders of record approved the following matters at the meeting:

1. Elected Mr. Campbell B. Lanier, III as a member of the Company's Class I directors to serve a three year term expiring in 1999 in accordance with the Company's Articles of Incorporation, with the following votes: 6,176,700 for, 2,850 abstentions;

2. Adopted K&G Men's Center, Inc. Director Stock Option Plan pursuant to which a total of 50,000 shares of Common Stock will be reserved for future grants of options to non-management directors, with the following votes: 6,119,377 for, 29,895 against, 5,093 abstentions;

3. Ratified the appointment of Arthur Andersen LLP by the Board of Directors of the Company as the independent auditors of the Company, with the following votes: 6,146,120 for, 31,800 against, 1,700 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K - None

                    K&G Men's Center, Inc. and Subsidiaries



                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     K&G Men's Center, Inc.
                                     (Registrant)

Date:                                /s/ Stephen H. Greenspan
     --------------------            ----------------------------
                                     Stephen H. Greenspan
                                     Chairman of the Board,
                                     President and Chief Executive Officer
                                     (principal executive officer)


Date:                                /s/ John C. Dancu
     -------------------             -------------------------------------
                                     John C. Dancu
                                     Chief Financial Officer
                                     (principal financial and
                                     accounting officer)