Form 10-Q
period 1996-07-28
K&G MENS CENTER INC
filed 1996-09-09
CIK 1004526

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 1O-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           July 28, 1996
                              -------------------------------------------------
                                                    OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                              -------------------  ----------------------------

                        Commission file number 0-27348


                            K&G Men's Centers, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Georgia                                             58-1989917
- -------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer incorporation
    Indemnification Number)                              or organization)

1750-A Ellsworth Industrial Blvd., Atlanta Georgia             30318
- --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


                                (404) 351-7987
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                     None
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

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

  Common Stock, $.01 Par Value, 6,377,500 Shares outstanding as of September 6, 1996.

                    K&G Men's Center, Inc. and Subsidiaries
                                Index to Form 10-Q
                                 July 28, 1996



Part I.     Financial Information

            Item 1.     Financial Statements
                         Consolidated Balance Sheets.............................................  3

                         Consolidated Statements of Operations...................................  4

                         Consolidated Statements of Cash Flows...................................  5

                         Condensed Notes to the Financial Statements.............................  6

            Item 2.      Management's Discussion and Analysis....................................  7

Part II.    Other Information

            Item 4.      Submission of Matters to a Vote of Security Holders..................... 10

            Item 6.      Exhibits and Reports on Form 8-K........................................ 10

Signatures ...................................................................................... 11


                             K&G Men's Center, Inc. and Subsidiaries
                             Consolidated Balance Sheets

                                                    July 28, 1996    January 28, 1996
                                                   --------------    ----------------
                                                     (Unaudited)

                              Assets
CURRENT ASSETS:
     Cash & cash equivalents                           $8,911,000        $2,504,000
     Accounts receivable                                  873,000           728,000
     Merchandise inventory                             13,554,000        11,148,000
     Other assets                                       1,171,000         1,069,000
                                                     --------------    --------------
          Total current assets                         24,509,000        15,449,000
PROPERTY AND EQUIPMENT, net                             1,820,000         1,397,000
OTHER ASSETS, net                                         561,000           358,000
          Total assets                                $26,890,000       $17,204,000
                                                     =============     =============

               Liabilities and Shareholders' Equity
CURRENT LIABILITIES:
     Accounts payable                                  $4,267,000        $5,194,000
     Sales taxes payable                                  461,000           603,000
     Accrued expenses                                     992,000         1,219,000
     Income taxes payable                                      -            619,000
                                                    --------------    --------------
          Total current liabilities                     5,720,000         7,635,000
LONG-TERM DEBT                                            205,000           205,000
MINORITY INTEREST                                         226,000           245,000
REDEEMABLE COMMON STOCK, Series B                              -          6,476,000
SHAREHOLDERS' EQUITY:
     Common stock                                          64,000            41,000
     Additional paid-in capital                        17,587,000           991,000
     Retained earnings                                  3,088,000         1,611,000
                                                     --------------    --------------
          Total shareholders' equity                   20,739,000         2,643,000
          Total liabilities and shareholders' equity  $26,890,000       $17,204,000
                                                     =============     =============

See accompanying Condensed Notes to the Financial Statements.




        K&G Men's Center, Inc. and Subsidiaries
         Consolidated Statements of Operations
                      (Unaudited)

                                                              Three Months Ended                 Six Months Ended
                                                      ----------------  ---------------- --------------  ---------------
                                                       July 28, 1996     July 30, 1995   July 28, 1996   July 30, 1995
                                                      ----------------  ---------------- --------------  ---------------

 NET SALES                                                $18,217,000       $12,666,000    $35,745,000     $25,103,000
 COST OF SALES, including occupancy cost                   14,064,000         9,747,000     27,469,000      19,172,000
                                                      ----------------  ---------------- --------------  ---------------
 GROSS PROFIT                                               4,153,000         2,919,000      8,276,000       5,931,000

 SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES              3,101,000         2,130,000      6,104,000       4,017,000
                                                      ----------------  ---------------- --------------  ---------------
 OPERATING INCOME                                           1,052,000           789,000      2,172,000       1,914,000

 OTHER INCOME (EXPENSES):
    Interest expense                                           (9,000)          (30,000)       (20,000)        (59,000)
    Other income, net                                         146,000            35,000        318,000          59,000
                                                      ----------------  ---------------- --------------  ---------------
 INCOME BEFORE INCOME TAXES AND MINORITY
    INTEREST IN (EARNINGS) LOSS OF AFFILIATES               1,189,000           794,000      2,470,000       1,914,000

 PROVISION FOR INCOME TAXES                                   455,000           311,000        945,000         749,000
                                                      ----------------  ---------------- --------------  ---------------
 INCOME BEFORE MINORITY INTEREST IN
    (EARNINGS) LOSS OF AFFILIATES                             734,000           483,000      1,525,000       1,165,000

 MINORITY INTEREST IN (EARNINGS) LOSS
    OF AFFILIATES                                             (14,000)           11,000        (36,000)         24,000
                                                      ----------------  ---------------- --------------  ---------------
 NET INCOME                                                   720,000           494,000      1,489,000       1,189,000

 DIVIDENDS ON REDEEMABLE COMMON STOCK, SERIES B                     0            70,000              0          70,000
                                                      ----------------  ---------------- --------------  ---------------

 NET INCOME APPLICABLE TO COMMON STOCK                       $720,000          $424,000     $1,489,000      $1,119,000
                                                      ================  ================ ==============  ===============

 NET INCOME PER COMMON AND COMMON
    EQUIVALENT SHARES                                           $0.11             $0.09          $0.23           $0.23
                                                      ================  ================ ==============  ===============

 WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES OUTSTANDING                    6,377,500         5,250,000      6,377,500       5,250,000
                                                      ================  ================ ==============  ===============

See accompanying Condensed Notes to the Financial Statements.

              K&G Men's Center, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows
                            (Unaudited)

                                                                       Six Months Ended
                                                                July 28, 1996   July 30, 1995
                                                                --------------  -------------

Cash Flows from Operating Activities:
   Net income                                                      $1,489,000    $1,119,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Minority interest in earnings (loss) of affiliates             36,000       (24,000)
        Depreciation and amortization                                 196,000       180,000
         Changes in assets and liabilities:
               Accounts receivable                                   (143,000)      402,000
               Merchandise inventory                               (2,406,000)     (722,000)
               Other assets, net                                     (102,000)     (478,000)
               Accounts payable                                      (929,000)     (433,000)
               Sales tax payable                                     (142,000)      305,000
               Accrued expenses                                      (228,000)      532,000
               Income taxes payable                                  (619,000)     (654,000)
                                                                --------------  -------------
                  Total adjustments                                (4,337,000)     (892,000)
                                                                --------------  -------------
                  Net cash provided by (used in) operating
                     activities                                    (2,848,000)      227,000
                                                                --------------  -------------

Cash Flows from Investing Activities:
   Additions to property and equipment                               (611,000)      (70,000)
   Other assets                                                      (210,000)        4,000
                                                                --------------  -------------
                   Net cash used in investing
                       activities                                    (821,000)      (66,000)
                                                                --------------  -------------

Cash Flows from Financing Activities:
   Redemption of Common Stock, Series A                                     0    (6,501,000)
   Issuance of Redeemable Common Stock, Series B                            0     6,476,000
   Repayment of long term-debt                                              0      (243,000)
   Distributions to Minority Investors                                (55,000)            0
   Common stock issued                                             10,131,000             0
                                                                --------------  -------------
                   Net cash provided by (used in) financing
                       activities                                  10,076,000      (268,000)
                                                                --------------  -------------

Net  Increase in Cash and Cash Equivalents                          6,407,000      (107,000)
Cash and Cash Equivalents at Beginning of
   Period                                                           2,504,000     2,377,000
                                                                --------------  -------------
Cash and Cash Equivalents at End of
   Period                                                          $8,911,000     $2,270,000
                                                                 =============   ============

Supplemental Disclosure of Cash Paid For:

   Interest                                                           $19,000       $57,000
                                                                 =============   ============
   Income taxes                                                      $491,000      $910,000
                                                                 =============   ============



See accompanying Condensed Notes to the Financial Statements.

                    K&G Men's Center, Inc. and Subsidiaries
                  Condensed Notes to the Financial Statements
                                  (Unaudited)

1. Unaudited Financial Information

     The accompanying financial statements of K&G Men's Center, Inc. and subsidiaries as of July 28, 1996 and July 30, 1995, and for the three months and six months then ended, are unaudited. In the opinion of the Company's management, these statements include all adjustments considered necessary for a fair presentation of financial condition and results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

     As of July 28, 1996, the Company operated 14 stores in ten states. The Company has stores in Atlanta, Georgia, Dallas, Texas, Boston, Massachusetts, Long Island, New York, Baltimore, Maryland, Cincinnati, Ohio, Denver, Colorado,
Kansas City, Kansas, Indianapolis, Indiana, and Rahway, New Jersey.   Subsequent
to July 28, 1996, the Company signed leases for two store locations that are projected to open during the third quarter of 1996. These stores will be located in the greater Washington, DC area.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, statements of operations data expressed as a percentage of net sales:

                                          Three Months Ended    Six Months Ended
                                         --------------------  ------------------
                                         July 28,   July 30,   July 28,   July 30,
                                            1996       1995       1996       1995
                                         ---------  --------   --------   --------
Net sales                                    100.0%     100.0%     100.0%     100.0%
Cost of sales, including occupancy cost       77.2       77.0       76.8       76.4
                                             -----      -----      -----      -----
Gross profit                                  22.8       23.0       23.2       23.6
Selling, general and administrative           17.0       16.8       17.1       16.0
 expenses                                    -----      -----      -----      -----
Operating income                               5.8        6.2        6.1        7.6
Other income (expenses):
   Interest expense                           (0.1)      (0.2)      (0.1)      (0.2)
   Other income, net                           0.8        0.3        0.9        0.2
                                             -----      -----      -----      -----
Income before income taxes and minority
 interest
   in (earnings) loss of affiliates            6.5        6.3        6.9        7.6
Provision for income taxes                     2.5        2.5        2.6        3.0
                                             -----      -----      -----      -----
Income before minority interest  in            4.0        3.8        4.3        4.6
 (earnings) loss of affiliates

Minority interest in (earnings) loss of       (0.1)       0.1       (0.1)       0.1
 affiliates                                  -----      -----      -----      -----

Net income                                     3.9        3.9        4.2        4.7

Dividends on redeemable  common stock,           -        0.5          -        0.3
 Series B                                    -----      -----      -----      -----

Net income applicable to common stock          3.9%       3.4%       4.2%       4.4%
                                             =====      =====      =====      =====

THREE MONTHS ENDED JULY 28, 1996 AND JULY 30, 1995.

     Net sales of $18.2 million for the three months ended July 28, 1996 represents an increase of $5.6 million, or 43.8% over net sales of $12.7 million in the three month period ended July 30, 1995. The increase in net sales is a result of comparable store growth of 10.3% and the opening of six new stores since October of 1995. Comparable store growth was 15.5% for the three months ended July 30, 1995.

     Gross profit increased $1.2 million, or 42.3% to $4.2 million in the three months ended July 28, 1996. Gross profit as a percentage of sales decreased to 22.8% in the three months ended July 28, 1996 from 23.0% in the three months ended July 30, 1995. The decrease in gross margin as a percentage of sales is mainly due to the new stores having a higher occupancy cost as a percentage of sales. In addition, the Company lowered its mark-up on specific goods in order to lower the selling price and to enhance its competitive position.

     Selling, general and administrative expenses increased $1.0 million or 45.6%, to $3.1 million in the three months ended July 28, 1996. Selling, general and administrative expenses as a percentage of net sales increased to 17.0% in the three months ended July 28, 1996, from 16.8% in the three months ended July 30, 1995. The increase was a result a higher level of advertising expenses as a percentage of sales for certain new and existing stores, and certain costs associated with being a public company. The Company became a public company in January 1996, and therefore did not have any costs associated with being a public company during the three months ended July 30, 1995.

     As a result of the above factors, operating income was $1.2 million for the three months ended July 28, 1996 compared to $794,000 in the three months ended July 30, 1995. Operating income as a percentage of net sales decreased to 5.8% in the three months ended July 28, 1996 from 6.2% in the three months ended July 30, 1995.

     The Company had accrued dividends payable on its Series B redeemable common stock of $70,000 as of July 30, 1995. The consummation of the Company's initial public offering in January 1996 resulted in the conversion of all of the outstanding Series B shares. As a result, the Company did not have any accrued dividends related to these shares for the three months ended July 28, 1996.

     The factors discussed above resulted in an increase in net income applicable to common stock of $296,000, or 69.8% to $720,000 for the three months ended July 28, 1996 from $424,000 in the three months ended July 30, 1995.

SIX MONTHS ENDED JULY 28, 1996 AND JULY 30, 1995.

     Net sales of $35.7 million for the six months ended July 28, 1996 represents an increase of $10.6 million, or 42.4% over net sales of $25.1 million in the six months ended July 30, 1995. The increase in net sales is a result of comparable store growth of 11.1% and the opening of six new stores since October of 1995. Three of the six new stores were opened in March of 1996, including a third store in Atlanta, Georgia, and stores in Baltimore, Maryland and Long Island, New York. Comparable store sales increased 15.5% in the six months ended July 30, 1995.

     Gross profit increased $2.3 million, or 39.5% to $8.3 million in the six months ended July 28, 1996. Gross profit as a percentage of sales decreased to 23.2% in the six months ended July 28, 1996 from 23.6% in the six months ended July 30, 1995. The decrease in gross margin as a percentage of sales is mainly due to the new stores having a higher occupancy cost as a percentage of sales. In addition, the Company lowered its mark-up on specific goods in order to lower the selling prices and to enhance its competitive position.

     Selling, general and administrative expenses increased $2.1 million or 52.0%, to $6.1 million in the six months ended July, 1996. Selling, general and administrative expenses as a percentage of net sales increased to 17.1% in the six months ended July 28, 1996, from 16.0% in the six months ended July 30, 1995. The increase was a result of $105,000 in store pre-opening expenses in the six months ended July 28, 1996, a higher level of advertising expenses as a percentage of sales due to the new stores, and certain costs associated with being a public company. The Company did not have any pre-opening expenses in the six months ended July 30, 1995 and became a public company in January 1996.

     Operating income was $2.2 million for the six months ended July 28, 1996 compared to $1.9 million in the six months ended July 30, 1995. Operating income as a percentage of net sales decreased to 6.1% in the six months ended July 28, 1996 from 7.6% in the six months ended July 30, 1995.

     The factors discussed above resulted in an increase in net income applicable to common stock of $370,000, or 33.1% to $1,489,000 in the six months ended July 28, 1996 from $1,119,000 in the six months ended July 30, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its working capital and capital expenditure requirements from net cash provided by operating activities, through borrowings from related parties and under its bank credit facilities, and recently from capital received from its initial public offering in January 1996. The Company had working capital of $18.8 million and $7.8 million at July 28, 1996 and January 28, 1996, respectively. The principal use of working capital is to purchase inventory. The Company had $8.9 million in cash and cash equivalents as of July 28, 1996.

     The Company's capital expenditures totaled $611,000, and $70,000 in the six months ended July 28, 1996 and July 30, 1995, respectively. These capital expenditures were primarily used to open new stores and upgrade the Company's management information systems.

    The Company currently has a bank credit facility, which expires June 30, 1999, and permits borrowings of up to $5.0 million. The interest rate on this facility is the prime rate less 1% or LIBOR plus 1.5% per annum, at the option of the Company. As of July 28, 1996, K&G had no debt outstanding on this facility.

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

     On January 24, 1996, the Company effected its initial public offering for
1.7 million common shares at $10.00 per share, of which one million were Company shares and 700,000 were offered by certain shareholders . The initial public offering which closed on January 30, 1996 raised net proceeds of $10.1 million. Upon completion of the offering, all Redeemable Common Stock, Series B and Common Stock, Series A were converted on a one-for-one basis into Common Stock. On February 6, 1996, the underwriter's over-allotment issue was exercised in full for 255,200 shares of which 127,500 were Company shares.

     The Company's primary capital requirements are for the opening of new stores. The Company estimates that the total cash required to open a 15,000 to 20,000 square foot prototype store, including inventory, store fixtures and equipment, leasehold improvements, other net working capital and pre-opening costs (primarily stocking and training), typically ranges from $625,000 to $900,000 depending on landlord assistance and vendor financing. The Company anticipates opening an additional three stores in the remainder of fiscal 1996 and six to eight new stores in fiscal 1997. The Company believes that the proceeds of its recent initial public offering, internally generated funds, cash on hand and its bank credit facility will be adequate to fund its anticipated needs for the foreseeable future.

                    K&G Men's Center, Inc. and Subsidiaries

                          Part II - Other Information



Item 4.   Submission of Matters to a Vote of Security Holders

     As previously reported , the Company held its 1996 Annual Meeting of Shareholders on June 7, 1996. The shareholders of record approved the following matters at the meeting:


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


                                    K&G Men's Center, Inc.
                                         (Registrant)




Date:  September 11, 1996     /s/   Steven H. Greenspan
       ------------------     -------------------------
                              Stephen H. Greenspan
                              Chairman of the Board,
                              President and Chief Executive Officer
                              (principal executive officer)




Date:  September 11, 1996     /s/  John C. Dancu
       ------------------     -------------------------
                              John C. Dancu
                              Chief Financial Officer (principal financial and
                              accounting officer)