Form 10-Q
period 1996-10-27
K&G MENS CENTER INC
filed 1996-12-09
CIK 1004526

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 1O-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              October 27, 1996
                               ------------------------------------------------
                                       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------    ---------------------------

                     Commission file number        0-27348


                            K&G Men's Centers, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



     Georgia                                       58-1989917
-------------------------------------------------------------------------------
(State or other jurisdiction     (I.R.S. Employer incorporation or organization)
of Identification Number)

1750-A Ellsworth Industrial Blvd., Atlanta Georgia          30318
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                (404) 351-7987
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     None
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

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

Common Stock, $.01 Par Value, 6,736,350 Shares  outstanding as of December 7,
1996.

                    K&G Men's Center, Inc. and Subsidiaries
                              Index to Form 10-Q
                               October 27, 1996

Part I.            Financial Information
                   Item 1.        Financial Statements

                                  Consolidated Balance Sheets ...........................      3

                                  Consolidated Statements of Operations .................      4

                                  Consolidated Statements of Cash Flows .................      5

                                  Condensed Notes to the Financial Statements ............     6

                   Item 2.        Management's Discussion and Analysis
                                  of Financial Condition and Results of Operations .......   7-9

Part II            Other Information
                   Item 4.        Submission of Matters to a Vote of
                                  Security Holders........................................    10

                   Item 6.        Exhibits and Reports on Form 8-K........................    10

Signatures...............................................................................     11




                    K&G Men's Center, Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                             October 27, 1996       January 28, 1996
                                                             ----------------       ----------------
                                                               (UNAUDITED)
                                    ASSETS
CURRENT ASSETS:
     Cash & cash equivalents                                   $11,689,000             $ 2,504,000
     Accounts receivable                                         1,454,000                 728,000
     Merchandise inventory                                      16,786,000              11,148,000
     Other assets                                                1,484,000               1,069,000
                                                               -----------             -----------
          Total current assets                                  31,413,000              15,449,000
PROPERTY AND EQUIPMENT, net                                      2,081,000               1,397,000
OTHER ASSETS, net                                                  372,000                 358,000
                                                               -----------             -----------
          Total assets                                         $33,866,000             $17,204,000
                                                               ===========             ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                          $ 9,884,000             $ 5,194,000
     Sales taxes payable                                           731,000                 603,000
     Accrued expenses                                            1,193,000               1,219,000
     Income taxes payable                                               -                  619,000
                                                               -----------             -----------
          Total current liabilities                             11,808,000               7,635,000
LONG-TERM DEBT                                                     205,000                 205,000
MINORITY INTEREST                                                  245,000                 245,000
REDEEMABLE COMMON STOCK, Series B                                        -               6,476,000
SHAREHOLDERS' EQUITY:
     Common stock                                                   64,000                  41,000
     Additional paid-in capital                                 17,587,000                 991,000
     Retained earnings                                           3,957,000               1,611,000
                                                               -----------             -----------
          Total shareholders' equity                            21,608,000               2,643,000
                                                               -----------             -----------
          Total liabilities and shareholders' equity           $33,866,000             $17,204,000
                                                               ===========             ===========

See accompanying Condensed Notes to the Financial Statements.

                    K&G Men's Center, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                               Three Months Ended                     Nine Months Ended
                                                      --------------------------------------   -----------------------------------
                                                      October 27, 1996      October 29, 1995   October 27, 1996   October 29, 1995
                                                      ----------------      ----------------   ----------------   ----------------
NET SALES                                                $19,723,000          $12,717,000      $55,468,000          $37,820,000
COST OF SALES, including occupancy cost                   15,119,000            9,640,000       42,588,000           28,812,000
                                                         -----------          -----------      -----------          -----------
GROSS PROFIT                                               4,604,000            3,077,000       12,880,000            9,008,000

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES              3,282,000            2,087,000        9,386,000            6,104,000
                                                          -----------          -----------      -----------          -----------
OPERATING INCOME                                           1,322,000              990,000        3,494,000            2,904,000

OTHER INCOME (EXPENSES):
   Interest expense                                          (10,000)                   0          (30,000)             (54,000)
   Other income, net                                         142,000               71,000          460,000              124,000
                                                         -----------          -----------      -----------          -----------
INCOME BEFORE INCOME TAXES AND MINORITY
   INTEREST IN (EARNINGS) LOSS OF AFFILIATES               1,454,000            1,061,000        3,924,000            2,974,000

PROVISION FOR INCOME TAXES                                   566,000              417,000        1,511,000            1,166,000
                                                         -----------          -----------      -----------          -----------
INCOME BEFORE MINORITY INTEREST IN
    (EARNINGS) LOSS OF AFFILIATES                            888,000              644,000        2,413,000            1,808,000

MINORITY INTEREST IN (EARNINGS) LOSS
   OF AFFILIATES                                             (19,000)             (13,000)         (55,000)              12,000
                                                          -----------          -----------      -----------          ----------
NET INCOME                                                   869,000              631,000        2,358,000            1,820,000

DIVIDENDS ON REDEEMABLE COMMON STOCK, SERIES B                     0               85,000                0              155,000
                                                         -----------          -----------      -----------          -----------

NET INCOME APPLICABLE TO COMMON STOCK                    $   869,000          $   546,000        $2,358,000          $1,665,000
                                                         ===========          ===========        ==========          ==========

NET INCOME PER COMMON AND COMMON
    EQUIVALENT SHARES                                    $      0.14          $      0.12        $     0.37          $     0.35
                                                         ===========          ===========        ==========          ==========
WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES OUTSTANDING                    6,377,500           5,250,000         6,377,500           5,250,000
                                                         ===========          ===========        ==========          ==========

See accompanying Condensed Notes to the Financial Statements.

              K&G Men's Center, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows
                            (Unaudited)

                                                                        Nine Months Ended
                                                                October 27, 1996  October 29, 1995
                                                                ----------------  ----------------
Cash Flows from Operating Activities:
   Net income                                                      $  2,358,000     $ 1,820,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Minority interest in earnings (loss) of affiliates               55,000         (12,000)
        Depreciation and amortization                                   296,000         213,000
        Deferred income tax provision (benefit)                               0        (200,000)
        Loss on disposal of fixed assets                                      0          70,000
         Changes in assets and liabilities:
               Accounts receivable                                     (726,000)       (615,000)
               Merchandise inventory                                 (5,638,000)     (4,108,000)
               Other assets, net                                       (415,000)       (585,000)
               Accounts payable                                       4,690,000       3,083,000
               Sales tax payable                                        128,000         443,000
               Accrued expenses                                         (26,000)      1,362,000
               Income taxes payable                                    (619,000)       (452,000)
                                                                   ------------     -----------
                  Total adjustments                                  (2,255,000)       (801,000)
                                                                   ------------     -----------
                  Net cash provided by (used in) operating
                     activities                                         103,000       1,019,000
                                                                   ------------     -----------

Cash Flows from Investing Activities:
   Additions to property and equipment                                 (969,000)       (581,000)
   Other assets                                                         (25,000)              0
                                                                   ------------     -----------
                  Net cash used in investing
                       activities                                      (994,000)       (581,000)
                                                                   ------------     -----------

Cash Flows from Financing Activities:
   Redemption of Common Stock, Series A                                       0      (6,501,000)
   Issuance of Redeemable Common Stock, Series B                              0       6,476,000
   Repayment of long term-debt                                                0        (113,000)
   Repayment of notes payable to related parties                              0        (348,000)
   Distributions to Minority Investors                                  (55,000)              0
   Common stock issued                                               10,131,000               0
                                                                   ------------     -----------
                  Net cash provided by (used in) financing
                       activities                                    10,076,000        (486,000)
                                                                   ------------     -----------

Net  Increase in Cash and Cash Equivalents                            9,185,000         (48,000)
Cash and Cash Equivalents at Beginning of
   Period                                                             2,504,000       2,377,000
                                                                   ------------     -----------
Cash and Cash Equivalents at End of
   Period                                                          $ 11,689,000     $ 2,329,000
                                                                   ============     ===========

Supplemental Disclosure of Cash Paid For:

   Interest                                                        $     27,900     $    98,000
                                                                   ============     ===========
   Income taxes                                                    $  2,217,000     $ 1,618,000
                                                                   ============     ===========

See accompanying Condensed Notes to the Financial Statements.

                    K&G Men's Center, Inc. and Subsidiaries
                  Condensed Notes to the Financial Statements
                                  (Unaudited)

1. UNAUDITED FINANCIAL INFORMATION

        The accompanying financial statements of K&G Men's Center, Inc. and subsidiaries as of October 27, 1996 and October 29, 1995, and for the three months and nine months then ended, are unaudited. In the opinion of the Company's management, these statements include all adjustments considered necessary for a fair presentation of financial condition and results of operations.

        Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year. In addition, quarterly results of operations are affected by the timing and amount of sales and cost associated with the opening of new stores.

2. SHAREHOLDERS' EQUITY

        The Company effected an initial public offering of its Common Stock on January 24, 1996, and the transaction closed on January 30, 1996, resulting in the conversion of the Company's outstanding redeemable Common Stock, Series B and Common Stock, Series A into common stock $.01 par value. The Company issued an additional 1,127,500 shares of its common stock at $10.00 per share and raised $10,131,000 after expenses of the offering.

        The Company effected a second public offering of its Common Stock on November 11, 1996, and the transaction closed on November 15, 1996. Pursuant to this offering, the Company issued an additional 358,850 shares of its common stock at $22.25 per share and raised approximately $7,446,000 after estimated expenses. Subsequent to the offering, the Company has issued and outstanding 6,736,350 shares of its common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains certain forward-looking statements with respect to the Company's operations, industry, financial condition and liquidity. These statements reflect the Company's assessment of a number of risk and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements.

GENERAL

     As of October 27, 1996, the Company operated 16 stores in eleven states. The Company has stores in Atlanta, Georgia, Dallas, Texas, Boston, Massachusetts, Long Island, New York, Baltimore, Maryland, Cincinnati, Ohio, Denver, Colorado, Kansas City, Kansas, Indianapolis, Indiana, Washington, DC, and Rahway, New Jersey. Subsequent to October 27, 1996, the Company opened a store in Columbus, Ohio, bringing its store base to 17 stores.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, statements of operations data expressed as a percentage of net sales:

                                                Three Months Ended          Nine Months Ended
                                            -------------------------   -------------------------
                                            October 27,   October 29,   October 27,   October 29,
                                               1996          1995           1996          1995
                                            ----------    -----------   -----------   -----------
Net sales                                       100.0%        100.0%        100.0%        100.0%
Cost of sales, including occupancy cost          76.7          75.8          76.8          76.2
                                                -----         -----         -----         -----
Gross profit                                     23.3          24.2          23.2          23.8
Selling, general and administrative
 expenses                                        16.6          16.4          16.9          16.1
                                                -----         -----         -----         -----
Operating income                                  6.7           7.8           6.3           7.7
Other income (expenses):
   Interest expense                              (0.1)            -          (0.1)         (0.1)
   Other income, net                              0.7           0.5           0.8           0.3
                                                -----         -----         -----         -----
Income before income taxes and minority
 interest in (earnings) loss of affiliates        7.3           8.3           7.0           7.9
Provision for income taxes                        2.8           3.3           2.7           3.1
                                                -----         -----         -----         -----
Income before minority interest  in
 (earnings) loss of affiliates                    4.5           5.0           4.3           4.8

Minority interest in (earnings) loss of
 affiliates                                     (0.1)          0.1          (0.1)             -
                                               -----         -----         -----          -----
Net income                                       4.4           4.9           4.2            4.8
Dividends on redeemable  common stock,
 Series B                                          -           0.6             -            0.4
                                               -----         -----         -----          -----
Net income applicable to common stock            4.4%          4.3%          4.2%           4.4%
                                               =====         =====         =====          =====

THREE MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995.

     Net sales of $19.7 million for the three months ended October 27, 1996 represents an increase of $7.0 million, or 55.1% over net sales of $12.7 million in the three months ended October 29, 1995. The increase in net sales is a result of comparable store growth of 11.1% and the opening of eight new stores since October of 1995. Comparable store growth was 8.1% for the three months ended October 29, 1995.

     Gross profit increased $1.5 million, or 49.6% to $4.6 million in the three months ended October 27, 1996. Gross profit as a percentage of sales decreased to 23.3% in the three months ended October 27, 1996 from 24.2% in the three months ended October 29, 1995. The decrease in gross margin as a percentage of sales is due to the Company's new stores having a higher occupancy cost as a percentage of sales, and the Company has lowered its mark-up on specific goods in order to lower the selling price and enhance its competitive position.

     Selling, general and administrative expenses increased $1.2 million or 57.3%, to $3.3 million in the three months ended October 27, 1996. Selling, general and administrative expenses as a percentage of net sales increased to 16.6% in the three months ended October 27, 1996, from 16.4% in the three months ended October 29, 1995. The increase was a result a higher level of advertising expenses as a percentage of sales mainly for new stores, and certain costs associated with being a public company. The Company became a public company in January 1996, and therefore did not have any costs associated with being a public company during the three months ended October 29, 1995.

     As a result of the above factors, operating income was $1.5 million for the three months ended October 27, 1996 compared to $1.1 million for the three months ended October 29, 1995. Operating income as a percentage of net sales decreased to 6.7% in the three months ended October 27, 1996 from 7.8% in the three months ended October 29, 1995.

     The Company had accrued dividends payable on its Series B redeemable common stock of $85,000 for the three months ended October 29, 1995. The consummation of the Company's initial public offering in January 1996 resulted in the conversion of all of the outstanding Series B shares. As a result, the Company did not have any accrued dividends related to these shares for the three months ended October 27, 1996.

     The factors discussed above resulted in an increase in net income applicable to common stock of $323,000 or 59.2% to $869,000 for the three months ended October 27, 1996 from $546,000 in the three months ended October 29, 1995.

NINE MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995.

     Net sales of $55.5 million for the nine months ended October 27, 1996 represents an increase of $17.6 million, or 46.7% over net sales of $37.8 million in the nine months ended October 29, 1995. The increase in net sales is a result of comparable store growth of 11.1% and the opening of eight new stores since October of 1995. Through October of the current fiscal year, the Company opened five of the eight new stores, including in March of 1996 a third store in Atlanta, Georgia, and stores in Baltimore, Maryland and Long Island, New York, and in September 1996, two stores in the Washington, DC area. Comparable store sales increased 12.8% in the nine months ended September 29, 1995.

     Gross profit increased $3.9 million, or 43.0% to $12.9 million in the nine months ended October 27, 1996. Gross profit as a percentage of sales decreased to 23.2% in the nine months ended October 27, 1996 from 23.8% in the nine months ended October 29, 1995. The decrease in gross margin as a percentage of sales is mainly due to the new stores having a higher occupancy cost as a percentage of sales, and the Company has lowered its mark-up on specific goods in order to lower the selling prices and enhance its competitive position.

     Selling, general and administrative expenses increased $3.3 million or 53.8%, to $9.4 million in the nine months ended October 27, 1996. Selling, general and administrative expenses as a percentage of net sales increased to 16.9% in the nine months ended October 27, 1996, from 16.1% in the nine months ended October 29, 1995. The increase was a result of a higher level of advertising expenses as a percentage of sales due to the new stores, and certain costs associated with being a public company. The Company did not become a public company until January 1996.

     Operating income was $3.9 million for the nine months ended October 27, 1996 compared to $3.0 million in the nine months ended October 29, 1995. Operating income as a percentage of net sales decreased to 6.3% in the nine months ended October 27, 1996 from 7.7% in the nine months ended October 29, 1995.

     The factors discussed above resulted in an increase in net income applicable to common stock of $693,000, or 41.6% to $2,358,000 in the nine months ended October 27, 1996 from $1,665,000 in the nine months ended October 29, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its working capital and capital expenditure requirements from net cash provided by operating activities, through borrowings from related parties and under its bank credit facilities, and recently from capital received from its initial public offering in January 1996. The Company had working capital of $19.6 million and $7.8 million at October 27, 1996 and January 28, 1996, respectively. The principal use of working capital is to purchase inventory. The Company had $11.7 million in cash and cash equivalents as of October 27, 1996.

     The Company's capital expenditures totaled $969,000, and $581,000 in the nine months ended October 27, 1996 and October 29, 1995, respectively. These capital expenditures were primarily used to open new stores and upgrade the Company's management information systems.

    The Company currently has a bank credit facility, which expires June 30, 1999, and permits borrowings of up to $5.0 million. The interest rate on this facility is the prime rate less 1% or LIBOR plus 1.5% per annum, at the option of the Company. As of October 27, 1996, K&G had no debt outstanding on this facility.

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

     On January 24, 1996, the Company effected its initial public offering for
1.7 million common shares at $10.00 per share, of which one million were Company shares and 700,000 were offered by certain shareholders . The initial public offering which closed on January 30, 1996 raised net proceeds of approximately $10.1 million. Upon completion of the offering, all Redeemable Common Stock, Series B and Common Stock, Series A were converted on a one-for-one basis into Common Stock. On February 6, 1996, the underwriter's over-allotment issue was exercised in full for 255,000 additional shares of Common Stock which 127,500 were Company shares.

     The Company effected a second public offering on November 11, 1996 and the transaction closed on November 15, 1996. Pursuant to this offering, the Company issued an additional 358,850 shares of its common stock at $22.25 per share and raised approximately $7,446,000 after estimated expenses of this offering. Subsequent to this offering, the Company has issued and outstanding 6,736,350 shares of its common stock.

     The Company's primary capital requirements are for the opening of new stores. The Company estimates that the total cash required to open a 15,000 to 20,000 square foot prototype store, including inventory, store fixtures and equipment, leasehold improvements, other net working capital and pre-opening costs (primarily stocking and training), typically ranges from $625,000 to $900,000 depending on landlord assistance and vendor financing. The Company anticipates opening eight new stores in fiscal 1997, and eight to ten new store in fiscal 1998. Although management believes that it has carefully planned for implementation of this store opening expansion program, there can be no assurance that such openings can be executed as envisioned or that these
openings will not have an adverse effect on the results of operations.   The
Company believes that the proceeds of its public offerings, internally generated funds, cash on hand and its bank credit facility will be adequate to fund its anticipated needs for the foreseeable future.

                    K&G Men's Center, Inc. and Subsidiaries

                          Part II - Other Information



Item 4.    Submission of Matters to a Vote of Security Holders

None



Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K - None

                    K&G Men's Center, Inc. and Subsidiaries


                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       K&G Men's Center, Inc.
                                            (Registrant)





Date:  December 7, 1996                /s/   Steven H. Greenspan
       ---------------------------     ----------------------------------------
                                       Stephen H. Greenspan
                                       Chairman of the Board,
                                       President and Chief Executive Officer
                                       (principal executive officer)



Date: December 7, 1996                 /s/  John C. Dancu
      ----------------------------     ----------------------------------------
                                       John C. Dancu
                                       Chief Financial Officer
                                       (principal financial and
                                       accounting officer)