Form 10-K
period 1997-02-02
K&G MENS CENTER INC
filed 1997-05-01
CIK 1004526

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended February 2, 1997.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from __________ to __________

                        Commission File Number:  0-27348


                             K&G MEN'S CENTER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             GEORGIA                                           58-1898817
  -------------------------------                          -----------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)


1225 CHATTAHOOCHEE AVENUE, N.W., ATLANTA, GEORGIA                 30318
-------------------------------------------------             --------------
   (Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code: (404) 351-7987
                                                           --------------

       Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                                    ----

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 9, 1997: $121,328,192

     Number of shares of Common Stock outstanding as of April 9, 1997: 10,104,525

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement of K&G Men's Center, Inc. for its Annual Meeting of Shareholders scheduled to be held June 6, 1997 are incorporated by reference into Part III of this Report. Other than those portions specifically incorporated by reference herein, the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on June 6, 1997 shall not be deemed to be filed as part of this Report.

                                     PART I


     "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements are typically identified by statements to the effect that the Company "believes," "estimates," "intends," "expects" or "anticipates" a certain state of affairs. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement made pursuant to this Act and summarizing the principal risks and uncertainties inherent in the Company's business is included herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement."
Readers of this Report are encouraged to read these cautionary statements carefully.

ITEM 1.  BUSINESS
-----------------

OVERVIEW

     K&G Men's Center, Inc. (the "Company" or "K&G") is a rapidly growing superstore retailer of men's apparel and accessories. K&G's stores offer first-quality, current-season men's apparel comparable in quality to that of traditional department and fine specialty stores, but at everyday low prices 30% to 70% below those typically charged by such stores. The Company's merchandising strategy emphasizes broad and deep assortments across all major menswear categories, including tailored clothing, casual sportswear, dress furnishings, footwear and accessories. This dominant merchandise selection, which includes brand name as well as private label merchandise, positions the Company to attract a wide range of menswear customers in each of its markets. In addition, the Company's philosophy of delivering everyday value distinguishes K&G from other retailers that adopt a more promotional pricing strategy.

     The Company's 19 stores operating in eleven states are "destination" stores located primarily in low-cost warehouses easily accessible from major highways and thoroughfares. K&G's stores are open for business on Fridays, Saturdays and Sundays only, typically for a total of 24 hours per week. The Company's stores are operated under the names "K&G Men's Center" and "K&G MenSmart" east of the Mississippi River and "T&C Men's Center" and "T&C MenSmart" west of the Mississippi River. The Company pioneered the weekend strategy in menswear as a means of responding to its customers' shopping habits and creating a sense of urgency to purchase, while facilitating cost control and inventory replenishment. This strategy is an integral element of the Company's retail formula that emphasizes low operating costs, low mark-ups and high inventory turnover to produce attractive store-level economics.

     The Company's business was founded in Georgia in 1989 and incorporated in Georgia in June 1990. K&G's principal executive offices are located at 1225 Chattahoochee Avenue, N.W., Atlanta, Georgia 30318, and its telephone number is
(404) 351-7987.

BUSINESS STRATEGY

     The defining elements of the K&G concept and the Company's strategy are:

     Customer Orientation. K&G believes it has structured all aspects of its business to be responsive to the needs and desires of its customers. The Company's broad and deep selection of first-quality merchandise provides one-stop shopping convenience. In addition, K&G's commitment to everyday low prices assures customers that they can consistently purchase menswear at prices substantially below those of traditional department and fine specialty stores. Further, the Company's stores are open during those hours when men most frequently shop. Management considers the customer-oriented nature of K&G's merchandising and operating policies the most fundamental element of the Company's business strategy.

     Broad and Consistent Selection of First-Quality Merchandise.   K&G's
abundant merchandise offerings consist of all major categories of men's apparel, including business attire (suits, sportcoats, shirts and ties), casual wear (slacks, shorts, polo-style shirts, sweaters and activewear), formal wear (tuxedos and related furnishings), accessories (underwear, socks, belts, gloves and scarves), outerwear and footwear. In each merchandise category other than accessories, the Company strives to offer its customers a dominant selection of "good-better-best" merchandise that enables the customer to make the value/quality decision that best fits his needs. Recognizing the trend toward casual dressing in the workplace, K&G added casual clothing and sportswear to its tailored clothing selection in 1991, and tailored clothing accounted for less than half of the Company's net sales in fiscal 1996.

     Everyday Low Pricing and Low Mark-Ups.   K&G's pricing strategy is to
enhance customer value by offering "impossible prices"--everyday low prices (typically 30% to 70% below those charged by traditional department and fine specialty stores) achieved by minimizing the mark-up added to its merchandise. This pricing strategy is designed to drive sales volume and generate high inventory turnover, and contrasts distinctly with the pricing strategies of many department and specialty stores. These stores add a higher mark-up to their merchandise when it first appears on the selling floor, and then later sell the goods at a promotional price that still typically exceeds K&G's everyday low price.

     Destination Superstores.   K&G's stores are "destination" stores located
primarily in low-cost warehouses easily accessible from major highways and thoroughfares. The Company seeks to make an immediate visual impact on customers entering its stores through its presentation of an abundant selection of fresh, first-quality merchandise. K&G instills a sense of urgency for the customer to purchase by opening its stores for business on Fridays, Saturdays and Sundays only, and management believes that a high percentage of customers who come to K&G's stores purchase merchandise during their visit. In addition, by replenishing its stores weekly, the Company encourages customers to shop frequently to seek opportunistic purchases.

     Low-Cost Operations.   The Company seeks to minimize costs throughout its
operations. This low-cost philosophy begins with merchandise purchasing, where the Company consistently seeks to obtain the lowest price available from its vendors, rather than asking for special allowances or other concessions. In addition, K&G is able to reduce its rental obligations by locating its stores primarily in low-cost warehouses. K&G's weekend-only format reduces payroll costs and eliminates the need for a central distribution center, enabling the Company's vendors to drop-ship most merchandise directly to the stores. Further, word-of-mouth publicity, combined with the efficient implementation and management of K&G's advertising program, results in below industry average advertising expenditures as a percentage of net sales. Through the use of these strategies, the Company is able to minimize its costs and pass those savings along to its customers.

EXPANSION STRATEGY

     K&G's expansion strategy is to open stores in metropolitan markets, including those markets with the potential for multiple sites. Clustering multiple stores in a single market permits the Company to capture advertising and management efficiencies. In determining where to open new stores, the Company evaluates potential rental obligations, site visibility and access, parking availability, building specifications, detailed demographic information (including, among other factors, data relating to income and education levels, age and occupation), existing and potential competitors and the number of K&G stores that the market can support. The Company does not utilize a distribution center; accordingly, it is not constrained geographically or by the capacity limits of a central facility, allowing management to concentrate on the best real estate opportunities in targeted markets.

     Since October 1995, the Company has opened eleven stores, more than doubling its store base to 19 stores. The eleven stores included two stores each in the Boston and Washington, D.C. areas and stores in Atlanta,

Baltimore, Cleveland, Cherry Hill, New Jersey, Kansas City, Kansas, Long Island, New York and Columbus, Ohio. The Company intends to open eight new stores in fiscal 1997 and eight to ten stores in fiscal 1998.

     In establishing new stores, the Company leases space in warehouses or strip shopping centers. The Company estimates that the total cash required to open a prototypical new store, including inventory, store fixtures and equipment, leasehold improvements, other net working capital and pre-opening costs (primarily stocking and training), typically ranges from $625,000 to $900,000 depending on store size, the required level of leasehold improvements, landlord assistance and vendor financing.

     The Company's future operating results will depend largely upon its ability to open and operate new stores successfully and to manage a larger business profitably. The success of K&G's planned expansion strategy is dependent upon many factors, including identifying suitable markets and sites for new stores, negotiating leases with acceptable terms, building or refurbishing stores and obtaining site financing. In addition, the Company must be able to continue to hire, train and retain competent managers and store personnel. The failure of the Company to achieve its expansion goals on a timely basis, obtain acceptance in markets in which it currently has limited or no presence, attract and retain qualified management and other personnel, appropriately upgrade its systems and controls or manage operating expenses could adversely affect the Company's
future operating results.   In addition, the Company's more mature stores
historically have produced higher sales per square foot and higher operating margins than its younger stores. Accordingly, K&G's planned expansion could produce a decrease in the Company's overall sales per square foot and operating margins during fiscal 1997 and fiscal 1998.

MERCHANDISING

     Merchandise Categories.   The Company's merchandise strategy targets value-
oriented customers who would typically shop at traditional department and fine specialty stores. K&G's merchandise assortment features a "good-better-best" selection in all categories of men's apparel, including business attire (suits, jackets, shirts and ties), casual wear (slacks, shorts, polo-style shirts, sweaters and activewear), formal wear (tuxedos and related furnishings), accessories (underwear, socks, belts, gloves and scarves), outerwear and footwear. Branded merchandise is complemented by a private label program, which enhances the Company's presentation of current trends and provides key items in a wide variety of sizes, colors and styles. In addition, the Company tailors its merchandise mix to reflect regional factors such as weather and fashion preferences. Although low prices are an important element of the Company's strategy, management believes that K&G differentiates itself from typical off-price retailers by offering a higher percentage of current-season merchandise similar to that carried by traditional department and fine specialty stores. The breadth and depth of assortments of this merchandise offered by K&G also distinguishes the Company from off-price competitors. The Company occasionally offers focused assortments of close-out goods, but does not offer factory seconds or irregular merchandise.

     K&G stores stock approximately 12,000 different stockkeeping units ("SKUs") in the following categories: tailored clothing, casual sportswear, dress furnishings and footwear and accessories. The Company's success depends in part on its ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. Accordingly, any failure by the Company to identify and respond to emerging trends could adversely affect consumer acceptance of K&G's merchandise, which in turn could adversely affect the Company's results of operations. The following reflects the percentage of the Company's net sales by major merchandise category for the periods indicated:

                            FISCAL 1995   FISCAL 1996
                            ------------  ------------
Tailored clothing.........     42.6%         43.1%
Casual sportswear.........     29.2          28.3
Dress furnishings.........     17.0          16.0
Footwear and accessories..     11.2          12.6

     Tailored clothing, the Company's largest category as a percentage of net sales, consists of in-depth presentations of suits, sportcoats and dress slacks. K&G maintains an average of 4,000 suits in each store. Industry sources indicate that unit sales of men's suits have declined or remained relatively constant over many years. This is primarily attributable to men allocating a lower portion of their disposable income to tailored clothing and to a trend toward more casual dressing in the workplace. Recognizing the trend toward casual dressing in the workplace, K&G entered the casual sportswear business in 1991, and now carries a broad selection of mostly branded sportswear in its stores.

     Pricing. K&G's pricing strategy is to enhance customer value by offering "impossible prices"--everyday low prices (typically 30% to 70% below those charged by traditional department and fine specialty stores) achieved by minimizing the mark-up added to its merchandise. This pricing strategy is designed to drive sales volume and generate high inventory turnover, and contrasts distinctly with the pricing strategies of department and specialty stores. These stores typically add a substantial mark-up to their merchandise when it first appears on the selling floor, and then later sell the goods at a promotional price that still typically exceeds K&G's everyday low price. K&G affixes a ticket to each item that lists the suggested retail price of the item and then lists the Company's everyday low price. For example, the Company's suits are typically priced between $99.90 and $179.90 and have comparable suggested retail prices between $300.00 and $500.00. Most of the suits sold by the Company are 100% wool fabric. K&G sells 100% silk ties for $7.90 and 100% cotton button-down pinpoint oxford dress shirts for $19.90. The Company's other merchandise categories exhibit similar values. For example, the Company's long-sleeve casual shirts are typically priced between $14.90 and $29.90 and have comparable suggested retail prices between $30.00 and $60.00.

     Merchandise Presentation. Each element of store layout and merchandise presentation is designed to reinforce K&G's merchandising strategy, which is to provide unparalleled selection and assortment in each category. For example, the visual centerpiece of each store is the "Miracle Mile," a length-of-the-store center aisle in two to three rows consisting of a series of tables of value-priced casual wear. K&G stocks the Miracle Mile with abundant quantities of high-quality casual attire, most of which is branded. Management believes that its suit presentation, combined with the Miracle Mile, graphically illustrates, from the moment a customer enters the store, the quality, value and depth of selection of the Company's merchandise. In addition, the Company seeks to make its stores "customer-friendly" by utilizing store signage and merchandise groupings in a manner that facilitates the customer's selection of merchandise.

THE K&G SUPERSTORE

     Warehouse Format. The K&G superstore is designed to project a no-frills, value-oriented, warehouse atmosphere. The Company typically occupies existing warehouse space requiring minimal leasehold improvements and fixtures, and therefore each store has its own look and feel. K&G's prototypical superstore is approximately 15,000 to 20,000 gross square feet with fitting rooms and convenient check-out, customer service and tailoring areas. K&G's stores are organized to convey the impression of a dominant assortment of first-quality merchandise at significant savings. The Company seeks to create excitement in its stores through store layout and the continuous flow of new merchandise. K&G groups its merchandise by menswear categories and sizes. Brand name and private label merchandise is intermixed in each category.

     Store Operations. All of the functions that are central to the Company's operating strategy, including purchasing, pricing, store layout and advertising, are controlled from corporate headquarters rather than at the individual store level. The Vice President of Operations and the individual store managers are responsible for managing the stores' operations. K&G currently has one divisional manager and will hire additional divisional managers as it increases its number of stores. Each store manager either reports to the divisional manager or to the Vice President of Operations. Store managers are responsible for receiving and stocking store merchandise according to corporate guidelines and for hiring and supervising store employees. Store managers currently participate in an incentive-based compensation program based on sales, payroll and inventory shrinkage.

     Each store manager is responsible for training store employees. The store is typically staffed with a store manager, assistant manager, receiving manager and other employees who serve as customer service, suit sales personnel, folders (individuals who straighten the store merchandise) and cashiers.

     Weekend-Only Hours. K&G stores are open on Fridays, Saturdays and Sundays only (typically for a total of 24 hours each week), except for a limited number of Monday holidays and an expanded schedule for the holiday season when the store is open every day. To date, the Company has not experienced any material changes in its distribution or personnel arrangements as a result of the expansion of its stores' hours during the holiday season. The weekend-only format reduces overhead and personnel costs and enhances inventory turns by allowing vendors to drop-ship most merchandise directly to the Company's stores, enabling the Company to replenish its inventory more rapidly.

PURCHASING AND DISTRIBUTION

     K&G purchases merchandise from approximately 400 vendors. The Company enjoys longstanding working relationships with many of these vendors, creating a continuity of buying opportunities for first-quality, current-season merchandise. To foster these relationships and buying opportunities, K&G does not request advertising allowances, avoids merchandise returns (except for damaged or non-conforming goods) and buys in large volumes. The Company does not have long-term or exclusive contracts with any of its vendors. A disruption of vendor relationships could adversely affect the Company's business. Although management believes that the Company's relations with its vendors currently are satisfactory and that the Company currently has adequate sources of brand name and private label merchandise, there can be no assurance that the Company will be able to acquire such merchandise. In fiscal 1996, no more than 7.4% of K&G's purchases were from any single vendor.

     The Company utilizes several purchasing strategies to provide its customers with a consistent selection of first-quality, current-season men's apparel at value prices. K&G typically commits to purchase only a portion of its merchandise in advance of the selling season, unlike traditional department and fine specialty stores, which typically purchase substantially all of their merchandise in advance. This allows the Company to take advantage of in-season buying opportunities and react more quickly to customer buying trends, although as the Company's store base grows, the percentage of opportunistic, in-season purchases made by the Company may decrease. The Company's management information systems enable it to order merchandise on a store-by-store basis, reinforcing its buying staff's ability to respond quickly to customer buying trends by re-stocking better selling items and clearing out, through markdowns, those items not meeting predetermined sales goals. Finally, the buying staff receives store and SKU sales information on the Monday immediately following each weekend selling period, further facilitating quick response to sales trends. Approximately 25% of the Company's merchandise purchases are currently ordered through an automatic replenishment system that utilizes model stock levels by store for certain basic categories. In addition, the Company is exploring purchasing piece goods and contracting for manufacturing a portion of its suit inventory.

     The Company's buying staff is headed by the General Merchandising Manager, who is supported by the President and four buyers. The buying staff consists of individuals with an average of more than 20 years of retail buying experience.

     The Company does not utilize a distribution center, but rather requires its vendors to drop-ship most merchandise directly to each store. This system eliminates the time and expense of handling merchandise twice, enhances the timeliness of the Company's merchandise offerings, reduces corporate overhead and assists the Company in generating high inventory turns.

CUSTOMER SERVICE

     The Company has designed its stores to allow customers to select and purchase apparel by themselves. For example, each merchandise category is clearly marked and organized by size, and the Company's suits are specially tagged "Athletic Fit," "Double-Breasted," "Three Button," etc., as a means of further assisting customers to easily select their styles and sizes. The Company's employees assist customers with merchandise selection, including correct sizing. K&G also is willing to exchange merchandise or give refunds for unaltered merchandise.

     The Company regularly surveys its customers to determine their concerns and acts in response to such surveys to improve store operations and customer service. Through effective use of the Company's state-of-the-art management information systems, which management utilizes each week to analyze sales and merchandise trends from the prior week, the Company seeks to enhance customer service by having stores well-stocked with the best-selling merchandise each time the customer visits. Every store has an on-premises alterations area. Certain alterations, such as pant cuffs, can be completed on an as-you-wait basis. Other alterations are typically finished in one week.

ADVERTISING

     The Company's annual advertising expenditures are relatively low compared to other major retailers. Advertising expenditures were $1.8 million, $2.0 million and $3.5 million in fiscal 1994, fiscal 1995 and the fiscal 1996, or 3.6%, 3.3% and 3.9% of net sales, respectively. K&G allocates the majority of its advertising budget to newspaper and radio advertising. The Company typically advertises heavily in a new store market during its first year of operation in that market. While the Company does not advertise the brand names of the men's apparel that it sells, its advertisements feature the "fabric integrity" of its merchandise, the quantities of merchandise available in various categories and the price points for K&G's merchandise as compared to the suggested retail price. These advertisements are designed to ensure that K&G's customers recognize the quality, broad selection and everyday low price of the Company's merchandise.

     Management believes the Company enjoys substantial word-of-mouth publicity from its customer base, and that this word-of-mouth publicity accounts for a significant portion of the Company's new customers in markets where the Company has existing stores.

MANAGEMENT INFORMATION SYSTEMS

     The Company's merchandising activities are currently maintained by fully-integrated, point-of-sale inventory and management information systems processed by an IBM RISC 6000 computer. These systems allow management to monitor inventory and store operations on a daily basis and to determine weekly sales and gross margin results by store. All merchandise is bar-coded and scanned at the point of sale, which adjusts the inventory of each store automatically and records sales as customers check out. The Company utilizes scanners at the receiving level to enhance its ability to purchase, track and receive merchandise on an efficient and timely basis.

     The Company's inventory control system enables it to achieve economies of scale from volume purchases while at the same time ordering and tracking separate drop shipments by store. Store inventory levels are regularly monitored and adjusted as sales trends dictate. The inventory control system provides information that enhances management's ability to make informed buying decisions and accommodate unexpected increases or decreases in demand for a particular item. The inventory management system is capable of reporting product information, such as style, fabric, vendor lot, model number, size and color.

     The Company's management information systems were originally implemented in fiscal 1992, and have been consistently upgraded and enhanced since that time. The Company's present management information systems can support a substantially expanded operation without significant additional capital investment.

COMPETITION

     The market for menswear is highly fragmented and competitive. The Company faces intense competition for customers and for access to quality merchandise from traditional department stores, fine specialty stores and off-price retail chains, including other retailers that have developed their own menswear superstore formats. Many of these competitors are national or regional chains that have substantially greater resources than the Company.

     The principal competitive factors in the retail apparel industry are merchandise assortment, presentation and quality, price, value, customer service, relationships with vendors and store location. Management believes that the Company is well-positioned to compete on the basis of each of these factors.

EMPLOYEES

     At February 2, 1997, the Company's work force consisted of approximately 145 full-time and 218 part-time employees. Employment levels vary during the year and peak during the holiday selling season.

TRADEMARKS

     The Company owns the federally registered trademark MenSmart(R). The Company's stores are operated under the tradenames K&G Men's Center, K&G MenSmart, T&C Men's Center and T&C MenSmart.

ITEM 2.  PROPERTIES.
--------------------

     At February 2, 1997, K&G operated 17 stores in eleven states as follows:


                Colorado........................ 1
                Georgia......................... 3
                Indiana......................... 1
                Kansas.......................... 1
                Maryland........................ 2
                Massachusetts................... 2
                New York........................ 1
                Ohio............................ 2
                New Jersey...................... 1
                Texas........................... 2
                Virginia........................ 1

     Since February 2, 1997, the Company has opened stores in Cherry Hill, New Jersey and Cleveland, Ohio.

     The Company currently leases all of its store locations, and therefore has been able to grow without incurring indebtedness to acquire real estate. Management believes that the Company's operating history and its ability to generate substantial customer traffic gives it significant leverage when negotiating lease terms. Most of the leases provide for fixed rents, subject to periodic adjustments. Although K&G has not purchased any real estate to date, it may explore purchasing the real estate of established stores in the future.

     The Company's stores average 17,207 gross square feet and range in size from 11,500 to 26,560 gross square feet. The Company has created a 15,000 to 20,000 square foot prototype store. Store leases typically have terms to maturity of five to ten years.

     The Company leases approximately 100,000 gross square feet of space at its corporate headquarters in Atlanta, which includes store, office and warehouse space.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

     The Company is not a party to any material pending litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     None.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
-------------------------------------------------------------------------
         MATTERS.
         --------

     Following the Company's initial public offering of Common Stock on January 24, 1996 at $6.67 per share, the Company's Common Stock has been traded on the NASDAQ National Market System under the symbol "MENS." The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices for the Common Stock, as reported by NASDAQ:


          FISCAL YEAR ENDED JANUARY 28, 1996     HIGH    LOW
                                                ------  ------
            Fourth Quarter                      $ 7.17  $ 7.00

          FISCAL YEAR ENDED FEBRUARY 2, 1997     HIGH    LOW
                                                ------  ------
            First Quarter                       $12.83  $ 7.25
            Second Quarter                       14.83   10.33
            Third Quarter                        17.00   13.17
            Fourth Quarter                       18.50   14.83

     On April 9, 1997, there were approximately 50 record holders of Common Stock and approximately 2,600 persons or entities who hold common stock in nominee name.

     The Company currently intends to retain all future earnings for use in the expansion and operation of its business. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, future earnings, capital requirements, the general financial condition of the Company and general business conditions. In addition, the payment of dividends by the Company and its subsidiaries is substantially limited by restrictive covenants in K&G's bank credit agreement

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                      SELECTED CONSOLIDATED FINANCIAL DATA
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

     The selected consolidated financial data below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The statement of operations and balance sheet data set forth below for the years ended January 29, 1995, January 28, 1996 and February 2, 1997, and as of those dates have been derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, the Company's independent accountants. All of the share and per share information set forth below has been retroactively adjusted to give effect to a 3-for-2 stock split effected April 25, 1997.

                                                                    January 29, 1995   January 28, 1996   February 2, 1997
                                                                    -----------------  -----------------  -----------------
STATEMENT OF OPERATIONS DATA:
Net sales.........................................................           $49,801            $60,027            $88,104
Cost of sales, including occupancy costs..........................            38,244             45,594             67,344
                                                                             -------            -------            -------
Gross profit......................................................            11,557             14,433             20,760
Selling, general and administrative expenses......................             7,835              9,295             13,752
                                                                             -------            -------            -------
Operating income..................................................             3,722              5,138              7,008
Other income (expense):
    Interest expense..............................................              (159)               (55)               (43)
    Other income, net.............................................               235                220                735
                                                                             -------            -------            -------
Income before income taxes and minority interest in (earnings)
 loss of affiliates...............................................             3,798              5,303              7,700
Provision for income taxes........................................             1,532              2,079              2,991
                                                                             -------            -------            -------
Income before minority interest in (earnings) loss of affiliates..             2,266              3,224              4,709
Minority interest in (earnings) loss of affiliates................                32                (38)              (125)
                                                                             -------            -------            -------
Net income........................................................             2,298              3,186              4,584
Dividends on Redeemable Common Stock, Series B....................                --               (230)                --
                                                                             -------            -------            -------
Net income applicable to Common Stock, Series A
 shareholders.....................................................           $ 2,298            $ 2,956            $ 4,584
                                                                             =======            =======            =======

Net income per common and common equivalent share.................             $0.32              $0.40              $0.47
                                                                             =======            =======            =======
Weighted average common and common equivalent shares
 outstanding (000's)..............................................             7,245              7,875              9,682

SELECTED OPERATING DATA:
Comparable store sales increase/(1)/..............................              17.2%              11.9%              12.4%
Stores open at end of period......................................                 9                 11                 17
Average sales per square foot of selling area/(2)/................           $   539            $   517            $   436

BALANCE SHEET DATA (AT PERIOD END)/(3)/:
Working capital...................................................           $ 5,601            $ 7,813            $29,305
Total assets......................................................            12,464             17,203             42,384
Total debt........................................................               895                205                205
Shareholders' equity..............................................             6,188              2,643             31,280

/(1)/ New stores become comparable stores beginning in their fourteenth full month of operation. Fiscal 1996 comparable store sales income is calculated on the first 52-weeks in fiscal 1996 compared to 52-weeks in fiscal 1995. Fiscal 1996 was a 53-week period, and comparable store sales based on the 53-weeks of fiscal 1996 compared to the 52-weeks of 1995 were 14.4%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations
-- General."

/(2)/ Average sales per square foot of selling area is calculated by dividing selling square footage for all stores open the entire period into net sales for those stores. Selling area excludes administrative, storage, alterations and fitting areas. The Company's original store in Atlanta was relocated in February 1996 to a larger location across the street and is therefore excluded from the calculation of average sales per square foot. Had this store been included in the calculation, sales per square foot for fiscal 1996 would have been $471.

/(3)/ The Company effected its initial public offering on January 24, 1996 (before fiscal 1995 year end). This transaction closed on January 30, 1996 (after year end). The transaction has not been reflected on the Company's financial statements as of January 28, 1996.

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA" AND THE FINANCIAL STATEMENTS AND NOTES THERETO OF THE COMPANY INCLUDED HEREIN.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS.
         --------------

GENERAL

     The Company opened its first store in December 1989 in Atlanta. This store received a strong response in the Atlanta market, and in fiscal 1990, K&G focused on opening additional stores outside Atlanta with co-investors. These co-investors typically contributed up to 50% of the initial capital investment for the store and served as store managers. K&G opened seven such stores from fiscal 1990 through the beginning of fiscal 1994. In fiscal 1994, the Company re-examined its expansion strategy and decided not to open stores with co-investors in the future. Accordingly, K&G delayed new store openings until it could complete preparations for future store expansion. Also in fiscal 1994, the Company acquired the interests of certain co-investors. There are now only two stores (located in Cincinnati and Indianapolis) not wholly-owned by the Company, and K&G holds majority interests in both of these stores.

     After further development of its superstore concept, management information systems and management team, K&G recommenced its expansion in fiscal 1995 with the opening of two stores in Boston in October 1995 and another in Kansas City, Kansas in December 1995. In fiscal year 1996, the Company opened six stores with three stores opened in March 1996 in Atlanta, Baltimore and Long Island, two stores opened in Washington, D.C. area in September 1996, and one store in Columbus, Ohio in November 1996. In addition, in February 1996, the Company moved its first store in Atlanta across the street from its original location and expanded the selling square footage from the original store by approximately 30%. This relocated store was treated as a newly-opened store for purposes of the Company's comparable store calculations beginning in the first quarter of fiscal 1996 and will be included again in the comparable store base in the first quarter of fiscal 1997.

     The Company has experienced a 51% compounded annual growth rate in net sales, with comparable store sales increases every year since inception. In addition, the Company has been profitable in each of the 12 quarters included in the Company's Consolidated Financial Statements. Management believes that a significant portion of the Company's comparable store sales increases are due to word-of-mouth publicity provided by its customers, which is supported by local advertising. The following table sets forth certain operating statistics for the Company since fiscal 1991 (dollars in thousands):

                                                                               FISCAL YEAR
                                              1991           1992          1993           1994         1995          1996
                                          ------------     --------     ----------      --------     --------     -----------
Net sales................................     $16,568      $29,712      $37,081         $49,801      $60,027      $88,104
Comparable store sales increase..........        53.3%        37.1%        7.9%/(1)/       17.2%        11.9%       12.4%/(2)/
Number of stores at end of period........          4            5            7               9           11           17

/(1)/ In fiscal 1993, the Company opened a second store in Atlanta, which had the effect of reducing comparable store sales growth at K&G's original Atlanta store.

/(2)/ Fiscal 1996 comparable store sales increase is calculated on the first 52-weeks in fiscal 1996 compared to the 52 weeks in fiscal 1995. Fiscal 1996 was a 53-week period, and comparable store sales based on the 53-weeks of fiscal 1996 compared to the 52-weeks of 1995 were 14.4%.

     As the Company expands, it will continue its strategy of offering everyday low prices, which results in the Company having a lower gross margin and high inventory turnover than many of its competitors. K&G also plans to maintain its position as a low-cost provider of men's apparel through continued control of store and corporate expenses. The Company intends to open eight stores in fiscal 1997 and eight to ten new stores in fiscal 1998. Given the Company's expansion, the Company's store base will include a relatively high proportion of younger stores, which have yet to reach maturity. The Company's more mature stores historically have produced higher sales per square foot and higher operating margins than its younger stores. K&G's planned expansion is expected to produce a decrease in the Company's overall sales per square foot and operating margins. Increases in the level of advertising and pre-opening expenses associated with the opening of new stores may also contribute to a decrease in the Company's operating margins. Finally, opening new stores in existing markets may also reduce sales of existing stores in those markets.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of net sales:

                                                                       FISCAL YEAR
                                                                   1994    1995    1996
                                                                  ------  ------  ------
Net sales......................................................   100.0%  100.0%  100.0%
Cost of sales, including occupancy costs.......................    76.8    76.0    76.4
                                                                  -----   -----   -----
Gross profit...................................................    23.2    24.0    23.6
Selling, general and administrative expenses...................    15.7    15.5    15.6
                                                                  -----   -----   -----
Operating income...............................................     7.5     8.5     8.0
Other income (expense):
   Interest expense............................................    (0.3)   (0.1)   (0.1)
   Other income, net...........................................     0.4     0.4     0.8
                                                                  -----   -----   -----
Income before income taxes and minority interest in
 (earnings) loss of affiliates.................................     7.6     8.8     8.7
Provision for income taxes.....................................     3.1     3.4     3.4
                                                                  -----   -----   -----
Income before minority interest in (earnings) loss of
 affiliates....................................................     4.5     5.4     5.3
Minority interest in (earnings) loss of affiliates.............     0.1    (0.1)   (0.1)
                                                                  -----   -----   -----
Net income.....................................................     4.6     5.3     5.2
Dividends on Redeemable Common Stock, Series B.................      --    (0.4)     --
                                                                  -----   -----   -----
Net income applicable to Common Stock, Series A
 shareholders..................................................     4.6%    4.9%    5.2%
                                                                  =====   =====   =====

FISCAL 1996 COMPARED TO FISCAL 1995

     Net sales of $88.1 million in fiscal 1996 represented an increase of $28.1 million, or 46.8%, over net sales of $60.0 million in fiscal 1995. On a comparable store basis, sales increased 12.4% for fiscal 1996, compared to 11.9% for fiscal 1995. Fiscal 1996 was a 53-week period compared to fiscal 1995 which was a 52-week period. The increase in net sales is a result of the comparable store growth and the opening of six new stores during fiscal 1996. In March 1996, the Company opened a third store in Atlanta, Georgia and stores in Baltimore, Maryland and Long Island, New York. In September 1996, two stores were opened in the Washington, D.C. area, and the sixth new store of the year was opened in Columbus, Ohio, in November 1996. In addition, in February 1996, the Company moved its first store in Atlanta across the street from its original location, thereby expanding its selling square footage from the original store by approximately 30%.

     Gross profit increased $6.3 million, or 43.8%, to $20.8 million in fiscal 1996. Gross profit as a percentage of sales decreased to 23.6% in fiscal 1996 from 24.0% in fiscal 1995. The decrease in gross margin is due to the new stores having a higher occupancy cost as a percentage of sales, and the Company lowering its mark-up on specific goods in order to lower the selling prices and enhance its competitive position.

     Selling, general and administrative expenses increased $4.5 million or 48.0%, to $13.8 million in fiscal 1996. Selling, general and administrative expenses as a percentage of net sales increased to 15.6% in fiscal 1996 from 15.5% in fiscal 1995. Advertising expenditures for the Company increased to $3.5 million for fiscal 1996, or 3.9% of net sales, from $2.0 million for fiscal 1995, or 3.3% of net sales. The increased advertising costs were offset by declining payroll costs as a percentage of sales and declining store operating costs as a percentage of sales.

     Operating income increased to $7.0 million in fiscal 1996 compared to $5.1 million in fiscal 1995. Operating income as a percentage of net sales decreased to 8.0% in fiscal 1996 from 8.5% in fiscal 1995.

     Other income, net was $735,000 in fiscal 1996 compared to $220,000 in fiscal 1995. The increase was due to a higher level of cash investments during fiscal 1996 due to higher cash balances from the proceeds of the Company's equity offerings.

     The factors discussed above resulted in net income applicable to common stock of $4.6 million in fiscal 1996 compared to $3.2 million in fiscal 1995, a 43.9% increase. The Company accrued in fiscal 1995 approximately $230,000, or 0.4% of sales, in dividends payable on its Redeemable Common Stock, Series B, which was no longer outstanding at the end of fiscal 1996. Net income applicable to Common Stock, Series A shareholders as a percentage of net sales equaled 5.2% in fiscal 1996, compared to 4.9% in fiscal 1995.

FISCAL 1995 COMPARED TO FISCAL 1994

     Net sales of $60.0 million in fiscal 1995 represented an increase of $10.2 million, or 20.5%, over net sales of $49.8 million in fiscal 1994. The increase in net sales resulted from comparable store sales growth of 11.9% and the opening of two stores in Boston in October 1995 and a store in Kansas City, Kansas in December 1995. Comparable store sales in fiscal 1994 increased 17.2%. Comparable store sales increases were experienced in all comparable stores in both fiscal periods.

     Gross profit increased $2.8 million, or 24.9%, to $14.4 million in fiscal 1995 from $11.6 million in fiscal 1994. Gross profit as a percentage of net sales increased to 24.0% in fiscal 1995 from 23.2% in fiscal 1994. The improvement in gross profit as a percentage of net sales resulted from an increase in merchandise margin achieved through improved purchasing and relatively stable occupancy costs as a percentage of net sales.

     Selling, general and administrative expenses increased $1.5 million or 18.6%, to $9.3 million in fiscal 1995 from $7.8 million in fiscal 1994. Selling, general and administrative expenses as a percentage of net sales decreased to 15.5% in fiscal 1995 from 15.7% in fiscal 1994. The decrease was a result of a reduction in advertising expenses and other store expenses as a percentage of net sales, which was partially offset by an increase in payroll costs as a percentage of net sales, mainly at the corporate level. Management believes that the Company spent its advertising budget more effectively in the 1995 period than it did in the 1994 period. In fiscal 1995, the Company incurred store closing costs of approximately $60,000 for the closing of its Detroit store and pre-opening expenses of approximately $110,000 for the opening of its two Boston stores in October 1995 and its Kansas City store in December 1995.

     As a result of the above factors, operating income increased $1.4 million, or 38.0%, to $5.1 million in the fiscal 1995 from $3.7 million in fiscal 1994. Operating income as a percentage of net sales equaled 8.5% in fiscal 1995, compared to 7.5% in fiscal 1994.

     The factors discussed above also resulted in net income of $3.2 million in fiscal 1995, compared to $2.3 million in fiscal 1994, a 38.6% increase. In fiscal 1995, K&G accrued approximately $230,000, or 0.4% of sales, in dividends payable on its Redeemable Common Stock, Series B, which was not outstanding during the corresponding period of fiscal 1994. Net income applicable to Common Stock, Series A shareholders as a percentage of net sales equaled 4.9% in fiscal 1995, compared to 4.6% in fiscal 1994.

QUARTERLY RESULTS, SEASONALITY AND INFLATION

     The Company's business is seasonal in nature with the fourth quarter, which includes the holiday selling season, accounting for the largest percentage of the Company's net sales volume and operating profitability in any given year. However, the Company has been profitable in each of the 12 quarters included in the Company's Consolidated Financial Statements. During fiscal 1996, the fourth quarter accounted for approximately 37% of the Company's net sales and approximately 50% of the Company's operating income. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year. In addition, quarterly results of operations are affected by the timing and amount of sales and costs associated with the opening of new stores.

     The following table sets forth certain items in the Company's consolidated statements of operations for each of the last twelve quarters. In the opinion of management, the unaudited financial statements from which these data have been derived include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein (dollars in thousands).

                    April 28,  July 28,  October 27,  February 2,
                      1996       1996       1996         1997
                    ---------  --------  -----------  -----------
FISCAL 1996:
Net Sales.........    $17,528   $18,217      $19,723      $32,636
Gross Profit......      4,123     4,153        4,604        7,880
Operating Income..      1,120     1,052        1,322        3,514
Net Income........        769       720          869        2,226


                    April 30,  July 30,  October 29,  January 28,
                       1995      1995       1995         1996
                    ---------  --------  -----------  -----------
FISCAL 1995:
Net Sales.........    $12,437   $12,666      $12,717      $22,207
Gross Profit......      3,012     2,919        3,077        5,425
Operating Income..      1,125       789          990        2,234
Net Income........        695       494          631        1,366


                     May 1,    July 31,  October 30,  January 29,
                      1994       1994       1994         1995
                    ---------  --------  -----------  -----------
FISCAL 1994:
Net Sales.........    $10,245   $10,848      $11,585      $17,123
Gross Profit......      2,279     2,283        2,704        4,291
Operating Income..        550       372          936        1,864
Net Income........        343       266          595        1,094


     Inflation can affect the costs incurred by the Company in the purchase of its merchandise, the leasing of its stores and certain components of its selling, general and administrative expenses. To date, inflation has not adversely affected the Company's business, although there can be no assurance that inflation will not have a material adverse effect in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its working capital and capital expenditure requirements from proceeds from the sale of equity securities, net cash provided by operating activities and through borrowings from related parties and under its bank credit facilities. The Company had working capital of $5.6 million, $7.8 million and $29.3 million at the end of fiscal 1994, 1995 and 1996, respectively. The principal use of working capital is to purchase inventory. The Company had $22.2 million in cash and marketable securities as of February 2, 1997.

     The Company's capital expenditures totaled $367,000, $885,000 and $1,128,000 in fiscal 1994, fiscal 1995 and fiscal 1996, respectively. These capital expenditures were primarily used to open new stores and upgrade the Company's management information systems. In fiscal 1994, the Company incurred indebtedness of $560,000 to certain parties in connection with the opening of new stores. Most of this indebtedness was incurred in the first nine months of fiscal 1994. As of February 2, 1997, $205,000 of this amount remained outstanding. See Note 4 of Notes to Consolidated Financial Statements.

     The Company currently has a bank credit facility, which expires June
30, 1999, and permits borrowings of up to $5.0 million. The interest rate on this facility is the prime rate less 1% or LIBOR plus 1.5% per annum, at the option of the Company. As of February 2, 1997, K&G had no debt outstanding on this facility.

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

     The Company's primary capital requirements are for the opening of new stores. The Company estimates that the total cash required to open a 15,000 to 20,000 square foot prototype store, including inventory, store fixtures and equipment, leasehold improvements, other net working capital and pre-opening costs (primarily stocking and training), typically ranges from $625,000 to $900,000 depending on landlord assistance and vendor financing. The Company intends to open eight to ten new stores in fiscal 1998. The Company believes that the proceeds from its offerings, internally generated funds, cash on hand and its bank credit facility will be adequate to fund its anticipated needs for the foreseeable future.

"SAFE HARBOR" STATEMENT

     The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements are typically identified by statements to the effect that the Company "believes," "estimates," "intends," "expects" or "anticipates" a certain state of affairs. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. The list set forth below is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included elsewhere herein.

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

     Expansion. The Company's future operating results will depend largely upon its ability to open and operate new stores successfully and to manage a larger business profitably. The success of K&G's planned expansion strategy is dependent upon many factors, including identifying suitable markets and sites for new stores. In addition, the Company must be able to continue to hire, train and retain competent managers and store personnel. The failure of the Company to achieve its expansion goals on a timely basis, obtain acceptance in markets in which it currently has limited or no presence, attract and retain qualified management and other personnel, appropriately upgrade its systems and controls or manage operating expenses could adversely affect the Company's future operating results.

     Merchandise and Market Trends. The Company's success depends in part on its ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. If the Company miscalculates either the market for the merchandise in its stores or its customers' purchasing habits, it may be required to sell a significant amount of inventory at below average mark-ups over the Company's cost, or below cost, which could adversely affect the Company's financial condition and results of operations.

     Vendor Relationships. The Company's business is dependent upon its ability to purchase first-quality, current-season, brand name and private label merchandise at competitive prices. A disruption of vendor relationships could adversely affect the Company's business.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

     The financial statements and supplementary financial information required by this item are filed as part of this Report on Form 10-K on pages F-1 through F-14 immediately preceding the signature page to this Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

     None.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

     The information required by this item is incorporated by reference to information to be included under the caption "Election of Directors-Nominees for Election," "-Executive Officers" and "-Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on June 6, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

     The information required by this item is incorporated by reference to information to be included under the captions "Election of Directors-Additional Information Concerning the Board of Directors" and "Executive Compensation-Executive Compensation Tables" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on June 6, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     The information required by this item is incorporated by reference to information to be included under the caption "Beneficial Ownership of Common Stock" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on June 6, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     The information required by this item is incorporated by reference to information to be included under the caption "Executive Compensation-Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on June 6, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
-----------------------------------------------------------------

(A)  1. FINANCIAL STATEMENTS

     The following consolidated financial statements of K&G Men's Center, Inc. and its subsidiaries are included in Part II, Item 8.


Report of Independent Public Accountants.............................................................  F-2

Consolidated Balance Sheets as of January 28, 1996 and February 2, 1997..............................  F-3

Consolidated Statements of Operations for the fiscal years ended January 29, 1995, January 28, 1996 and February 2, 1997................................................................................  F-4

Consolidated Statements of Shareholders' Equity for the fiscal years ended January 29, 1995,
 January 28, 1996 and February 2, 1997...............................................................  F-5

Consolidated Statements of Cash Flows for the fiscal years ended January 29, 1995, January 28, 1996 and February 2, 1997................................................................................  F-6

Notes to Consolidated Financial Statements...........................................................  F-7

     2. FINANCIAL STATEMENT SCHEDULES

     All such schedules are omitted because they are no applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     3. EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
  3.1*    Amended and Restated Articles of Incorporation of the Registrant.

  3.2*    Amended and Restated By-laws of the Registrant.

  4.1*    Form of certificate representing shares of the Registrant's Common
            Stock.

  4.2*    See Exhibits 3.1 and 3.2 for provisions of the Amended and
            Restated Articles of Incorporation and By-laws of the Registrant defining rights of holders of Common Stock of the Registrant.

  9.1*    Voting Agreement by and among various shareholders of the Company.

 10.1*    Amended and Restated Revolving Credit Agreement, dated as of
            July 19, 1995, by and between K&G Men's Center, Inc. and Trust Company Bank.

 10.2*    Employment Agreement, dated as of May 10, 1995, between K&G Men's
            Center, Inc. and Stephen H. Greenspan.

 10.3*    Employment Agreement, dated as of May 10, 1995, between K&G Men's
            Center, Inc. and Martin Schwartz.

 10.4*    Employment Agreement, dated as of March 25, 1995, between K&G Men's
            Center, Inc. and John C. Dancu.

 10.5*    K&G Men's Center, Inc. Stock Option Plan for Employees.

 10.6*    Lease Agreement, dated as of January 23, 1992, between G&R, Inc.
            and K&G Liquidation Centers, Inc.

 10.7*    Lease Agreement, dated as of July 2, 1991, between M.C. Long &
            Associates Joint Venture and T&C Liquidators of Texas, Inc.

 10.8*    Form of Indemnification Agreement.

 10.9*    Registration Rights Agreement, dated as of May 10, 1995, among K&G
            Men's Center, Inc. South Atlantic Venture Fund III, Limited Partnership, ITC Holding Company, Winter Park Plaza Corporation and John C. Dancu.

 11.1     Statement regarding computation of per share data.

 21.1*    List of Registrant's Subsidiaries.

 23.1     Consent of Arthur Andersen LLP.

 24**     Power of Attorney.
_______________
* Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Reg. No. 33-80025).

** See the signature pages hereto.

   (B) REPORTS ON FORM 8-K

     There were no reports filed by the Company on Form 8-K during the fourth quarter period ended February 2, 1997.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       K&G Men's Center, Inc.


Date:  April 29, 1997                  By:  /s/ Stephen H. Greenspan
                                           -----------------------------
                                           Stephen H. Greenspan
                                           Chairman of the Board, President
                                           and Chief Executive Officer


                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Form 10-K constitutes and appoints Stephen H. Greenspan and John C. Dancu and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K and to file the same, with all exhibits hereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and grants or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on April 29, 1997.

               Signature                                Title
               ---------                                -----

         /s/ Stephen H. Greenspan           Chairman of the Board, President
----------------------------------------    and Chief Executive
            Stephen H. Greenspan            Officer (principal executive
                                            officer)


           /s/ John C. Dancu                Chief Operating Officer and Chief
----------------------------------------    Financial Officer (principal
             John C. Dancu                  financial and accounting officer),
                                            Assistant Secretary and Director.

       /s/ Campbell B. Lanier, III          Director
----------------------------------------
         Campbell B. Lanier, III


          /s/ W. Scott Miller               Director
----------------------------------------
            W. Scott Miller


            /s/ W. Paul Ruben               Director
----------------------------------------
              W. Paul Ruben


           /s/ James W. Inglis              Director
----------------------------------------
             James W. Inglis


                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                                               PAGE NO. OF
NUMBER    DESCRIPTION                                                                 SEC ORIGINAL
-------   -----------                                                                 ------------
  3.1*    Amended and Restated Articles of Incorporation of the Registrant.                N/A

  3.2*    Amended and Restated By-laws of the Registrant.                                  N/A

  4.1*    Specimen Stock Certificate.                                                      N/A

  4.2*    See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
          Certificate of Incorporation and By-Laws of the Registrant defining
          rights of holders of Common Stock of the Registrant.                             N/A

  9.1*    Voting Agreement by and among various shareholders of the Company.               N/A

  10.1*   Amended and Restated Revolving Credit Agreement, dated as of July 19,
          1995, by and between K&G Men's Center, Inc. and Trust Company Bank.              N/A

  10.2*   Employment Agreement, dated as of May 10, 1995, between K&G
          Men's Center, Inc. and Stephen H. Greenspan.                                     N/A

  10.3*   Employment Agreement, dated as of May 10, 1995, between K&G
          Men's Center, Inc. and Martin Schwartz.                                          N/A

  10.4*   Employment Agreement, dated as of March 25, 1995, between K&G
          Men's Center, Inc. and John C. Dancu.                                            N/A

  10.5*   K&G Men's Center, Inc. Stock Option Plan for Employees.                          N/A

  10.6*   Lease Agreement, dated as of January 23, 1992, between G&R,
          Inc. and K&G Liquidation Centers, Inc.                                           N/A

  10.7*   Lease Agreement, dated as of July 2, 1991, between M.C. Long &
          Associates Joint Venture and T&C Liquidators of Texas, Inc.                      N/A

  10.8*   Form of Indemnification Agreement.                                               N/A

  10.9*   Registration Rights Agreement, dated as of May 10, 1995, among
          K&G Men's Center, Inc. South Atlantic Venture Fund III, Limited
          Partnership, ITC Holding Company, Winter Park Plaza Corporation
          and John C. Dancu.                                                               N/A

  11.1    Statement re: computation of per share data

  21.1*   Subsidiaries of the Registrant.                                                  N/A

  23.1    Consent of Arthur Andersen LLP.

  24**    Power of Attorney.                                                               N/A

 _______________
* Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Reg. No. 33-80025).

** See the signature pages hereto.

     NOTE: Exhibits 10.2, 10.3, 10.4 and 10.5 are identified as "management contracts" under Item 601 of Regulation S-K.

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------

CONSOLIDATED FINANCIAL STATEMENTS OF K&G MEN'S CENTER, INC.
 AND SUBSIDIARIES:

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...................  F-2

   CONSOLIDATED BALANCE SHEETS AS OF JANUARY 28, 1996 AND
    FEBRUARY 2, 1997..........................................  F-3

   CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL
    YEARS ENDED JANUARY 29, 1995, JANUARY 28, 1996 AND
    FEBRUARY 2, 1997..........................................  F-4

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR
    THE FISCAL YEARS ENDED JANUARY 29, 1995, JANUARY 28,
    1996 AND FEBRUARY 2, 1997.................................  F-5

   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL
    YEARS ENDED JANUARY 29, 1995, JANUARY 28, 1996 AND
    FEBRUARY 2, 1997..........................................  F-6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................  F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF K&G MEN'S CENTER, INC.:

  WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF K&G MEN'S CENTER, INC. (A GEORGIA CORPORATION) AND SUBSIDIARIES AS OF JANUARY 28, 1996 AND FEBRUARY 2, 1997 AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, SHAREHOLDERS' EQUITY, AND CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 2, 1997. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

  WE CONDUCTED OUR AUDITS IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS. THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDITS PROVIDE A REASONABLE BASIS FOR OUR OPINION.

  IN OUR OPINION, THE FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF K&G MEN'S CENTER, INC. AND SUBSIDIARIES AS OF JANUARY 28, 1996 AND FEBRUARY 2, 1997 AND THE RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 2, 1997 IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.



                                       ARTHUR ANDERSEN LLP



ATLANTA, GEORGIA
MARCH 17, 1997

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                          JANUARY 28,   FEBRUARY 2,
                                              1996          1997
                                          -----------   -----------
                               ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..............  $ 2,504,000   $ 6,440,000
 Marketable securities..................            0    15,794,000
 Accounts receivable....................      727,000       999,000
 Merchandise inventory..................   11,148,000    15,839,000
 Other assets...........................    1,069,000       817,000
                                          -----------   -----------
    Total current assets................   15,448,000    39,889,000
                                          -----------   -----------
PROPERTY AND EQUIPMENT:
 Furniture and fixtures.................      649,000     1,129,000
 Computer equipment.....................      480,000       509,000
 Leasehold improvements.................    1,161,000     1,780,000
                                          -----------   -----------
                                            2,290,000     3,418,000
 Less accumulated depreciation..........     (893,000)   (1,287,000)
                                          -----------   -----------
  Property and equipment, net...........    1,397,000     2,131,000
                                          -----------   -----------
OTHER ASSETS, net.......................      358,000       364,000
                                          -----------   -----------
    Total assets........................  $17,203,000   $42,384,000
                                          ===========   ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable.......................  $ 5,194,000   $ 7,410,000
 Sales taxes payable....................      603,000       760,000
 Accrued expenses.......................    1,219,000     1,540,000
 Income taxes payable...................      619,000       874,000
                                          -----------   -----------
    Total current liabilities...........    7,635,000    10,584,000
                                          -----------   -----------
NOTES PAYABLE...........................      205,000       205,000
                                          -----------   -----------
COMMITMENTS (NOTE 6)
MINORITY INTEREST.......................      244,000       315,000
                                          -----------   -----------
REDEEMABLE COMMON STOCK, SERIES B, $.01
 PAR VALUE; 1,137,675 AND 0 SHARES
 AUTHORIZED, RESPECTIVELY; 1,137,675
  AND 0 ISSUED AND OUTSTANDING,
  RESPECTIVELY..........................    6,476,000             0
                                          -----------   -----------
SHAREHOLDERS' EQUITY:
 PREFERRED STOCK, $.01 PAR VALUE; 0 AND
  2,000,000 SHARES AUTHORIZED,
  RESPECTIVELY, AND UNISSUED............            0             0

 COMMON STOCK, SERIES A, $.01 PAR
  VALUE; 7,875,000 AND 0 SHARES
  AUTHORIZED, RESPECTIVELY; 6,168,487
  AND 0 SHARES ISSUED AND OUTSTANDING,
  RESPECTIVELY..........................       62,000             0

 COMMON STOCK, $.01 PAR VALUE; 0 AND
  20,000,000 SHARES AUTHORIZED,
  RESPECTIVELY; 0 AND 10,104,525 SHARES
  ISSUED AND OUTSTANDING, RESPECTIVELY..            0       101,000

 ADDITIONAL PAID-IN CAPITAL.............      997,000    25,028,000

 RETAINED EARNINGS......................    1,584,000     6,151,000
                                          -----------   -----------
    TOTAL SHAREHOLDERS' EQUITY..........    2,643,000    31,280,000
                                          -----------   -----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY.............................  $17,203,000   $42,384,000
                                          ===========   ===========


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         CONSOLIDATED BALANCE SHEETS.

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     FISCAL YEAR ENDED
                                          ---------------------------------------
                                          JANUARY 29,   JANUARY 28,   FEBRUARY 2,
                                              1995          1996          1997
                                          -----------   -----------   -----------
NET SALES...............................  $49,801,000   $60,027,000   $88,104,000

COST OF SALES, including occupancy costs   38,244,000    45,594,000    67,344,000
                                          -----------   -----------   -----------
GROSS PROFIT............................   11,557,000    14,433,000    20,760,000

SELLING, GENERAL, AND ADMINISTRATIVE
 EXPENSES...............................    7,835,000     9,295,000    13,752,000
                                          -----------   -----------   -----------
OPERATING INCOME........................    3,722,000     5,138,000     7,008,000

OTHER INCOME (EXPENSE):
   Interest expense.....................     (159,000)      (55,000)      (43,000)
   Other income, net....................      235,000       220,000       735,000
                                          -----------   -----------   -----------
INCOME BEFORE INCOME TAXES AND MINORITY
 INTEREST IN LOSS (EARNINGS)
 OF AFFILIATES..........................    3,798,000     5,303,000     7,700,000

PROVISION FOR INCOME TAXES..............    1,532,000     2,079,000     2,991,000
                                          -----------   -----------   -----------
INCOME BEFORE MINORITY INTEREST IN
 (EARNINGS) LOSS OF
   AFFILIATES...........................    2,266,000     3,224,000     4,709,000

MINORITY INTEREST IN LOSS (EARNINGS) OF
 AFFILIATES.............................       32,000       (38,000)     (125,000)
                                          -----------   -----------   -----------
NET INCOME..............................    2,298,000     3,186,000     4,584,000

DIVIDENDS ON REDEEMABLE COMMON STOCK,
 SERIES B...............................            0      (230,000)            0
                                          -----------   -----------   -----------

NET INCOME APPLICABLE TO COMMON STOCK,
 SERIES A...............................  $ 2,298,000   $ 2,956,000   $ 4,584,000
                                          ===========   ===========   ===========
NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE.......................        $0.32         $0.40         $0.47
                                          ===========   ===========   ===========
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING........    7,245,000     7,875,000     9,682,320
                                          ===========   ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               COMMON STOCK        ADDITIONAL
                                          ---------------------     PAID-IN       RETAINED
                                            SHARES      AMOUNT      CAPITAL       EARNINGS       TOTAL
                                          ----------   --------   -----------   -----------   -----------
BALANCE, January 30, 1994...............   3,937,500   $ 39,000   $   150,000   $ 2,627,000   $ 2,816,000

 Stock dividend.........................   2,677,500     27,000             0       (27,000)            0
 Issuance of stock to acquire minority
  interest..............................   1,260,000     13,000     1,073,000       (13,000)    1,073,000
 Net income.............................           0          0             0     2,298,000     2,298,000
                                          ----------   --------   -----------   -----------   -----------
BALANCE, January 29, 1995...............   7,875,000     79,000     1,223,000     4,885,000     6,187,000

 Stock redemption.......................  (1,706,513)   (17,000)     (226,000)   (6,257,000)   (6,500,000)
 Net income.............................           0          0             0     3,186,000     3,186,000
 Dividend on Redeemable Common Stock,
  Series B..............................           0          0             0      (230,000)     (230,000)
                                          ----------   --------   -----------   -----------   -----------
BALANCE, January 28, 1996...............   6,168,487     62,000       997,000     1,584,000     2,643,000

 Initial public offering, net of
  expenses..............................   1,691,250     17,000    10,115,000             0    10,132,000
 Conversion of Redeemable Common
  Stock, Series B and Common Stock
  Series A to Common Stock..............   1,706,513     17,000     6,475,000       (17,000)    6,475,000
 Issuance of Common Stock, net of
  expenses..............................     538,275      5,000     7,441,000             0     7,446,000
 Net income.............................           0          0             0     4,584,000     4,584,000
                                          ----------   --------   -----------   -----------   -----------
BALANCE, February 2, 1997...............  10,104,525   $101,000   $25,028,000   $ 6,151,000   $31,280,000
                                          ==========   ========   ===========   ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      FISCAL YEAR ENDED
                                          ----------------------------------------
                                          JANUARY 29,   JANUARY 28,    FEBRUARY 2,
                                              1995          1996          1997
                                          -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.............................  $ 2,298,000   $ 3,186,000   $  4,584,000
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
     Minority interest in (loss)
      earnings of affiliates............      (32,000)       38,000        125,000
     Depreciation and amortization......      271,000       330,000        409,000
     Deferred income tax benefit........      (52,000)     (275,000)             0
     Loss on disposal of fixed assets...            0        40,000              0
     Changes in assets and liabilities:
       Accounts receivable..............      (36,000)     (317,000)      (272,000)
       Merchandise inventory............   (1,645,000)   (2,953,000)    (4,691,000)
       Other assets, net................       54,000      (591,000)       252,000
       Accounts payable.................      736,000     1,306,000      2,216,000
       Sales taxes payable..............      (24,000)      368,000        157,000
       Accrued expenses.................      (28,000)      299,000        321,000
       Income taxes payable.............     (123,000)       76,000        255,000
                                          -----------   -----------   ------------
         Total adjustments..............     (879,000)   (1,679,000)    (1,228,000)
                                          -----------   -----------   ------------
         Net cash provided by operating
          activities....................    1,419,000     1,507,000      3,356,000
                                          -----------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment....     (367,000)     (885,000)    (1,128,000)
 Purchase of marketable securities......            0             0    (15,794,000)
 Other assets...........................            0             0        (21,000)
                                          -----------   -----------   ------------
         Net cash used in investing
          activities....................     (367,000)     (885,000)   (16,943,000)
                                          -----------   -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of Common Stock, Series A...            0    (6,501,000)             0
 Issuance of Redeemable Common Stock,
  Series B..............................            0     6,476,000              0
 Repayments of long-term debt...........      (76,000)     (121,000)             0
 Repayments of notes payable............      (36,000)     (349,000)             0
 Issuance of notes payable..............      559,000             0              0
 Purchase of minority interest in
  affiliate.............................      (70,000)            0              0
 Distributions to minority investors....            0             0        (55,000)
 Capital contribution to a subsidiary
  by minority stockholder...............       45,000             0              0
 Issuance of common stock...............            0             0     17,578,000
                                          -----------   -----------   ------------
         Net cash provided by (used in)
          financing activities..........      422,000      (495,000)    17,523,000
                                          -----------   -----------   ------------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS............................    1,474,000       127,000      3,936,000
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD..............................      903,000     2,377,000      2,504,000
                                          -----------   -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD.................................  $ 2,377,000   $ 2,504,000   $  6,440,000
                                          ===========   ===========   ============
SUPPLEMENTAL DISCLOSURE OF CASH PAID
 FOR:
   Interest.............................  $    96,000   $   125,000   $     23,000
                                          ===========   ===========   ============

   Income taxes.........................  $ 1,656,000   $ 2,278,000   $  2,819,000
                                          ===========   ===========   ============

 The accompanying notes are an integral part of these consolidated statements.

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

  K&G Men's Center, Inc. (the "Company" or "K&G") is a superstore retailer of a complete line of men's apparel and accessories. As of February 2, 1997, the Company operated seventeen stores.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

  The consolidated financial statements include the operations of K&G and certain entities which are affiliated by virtue of K&G's effective control and ownership of at least 50% of each. All significant intercompany accounts and transactions have been eliminated. Certain information regarding each of the subsidiary entities is as follows:

         T&C Liquidators, Inc.

         A Texas corporation operating three stores in Texas and Colorado; K&G owns 100% of T&C Liquidators, Inc. ("T&C"). On August 2, 1994, K&G and T&C exchanged shares of common stock (Note 9). Prior to this acquisition, K&G owned 50% of T&C.

         K&G of Indiana, Inc.

         A Georgia corporation operating one store in Indiana; K&G owns 67%.

         K&G Associates of New Jersey, Inc.

         A New Jersey corporation operating one store in New Jersey; K&G owns 100%. As of January 30, 1994, K&G owned 50% of this entity. K&G purchased the other 50% on September 30, 1994 (Note 9).

         K&G of Ohio, Inc.

         A Georgia corporation operating one store in Ohio; K&G owns 60%.

         K&G Mensmart, LLC

         A limited liability corporation which operated one store in Michigan; K&G owns 50%. This entity ceased operations, and the store was closed in September 1995.

         GARES Cigar, LLC

         A limited liability corporation which operates one cigar humidor in an Atlanta superstore; K&G owns 70%.

  The financial statements of 50%-owned entities are included in the consolidated financial statements because the relationship between K&G and these entities is, in substance, a parent and subsidiary relationship.

  Fiscal Year

    The Company's fiscal year covers a 52- or 53-week period which ends on the Sunday closest to January 31. Fiscal year 1994 ended on January 29, 1995, fiscal year 1995 ended on January 28, 1996, and fiscal year 1996 ended on February 2, 1997. Fiscal years 1994 and 1995 were 52-week periods, and fiscal year 1996 was a 53-week period.

  Cash and Cash Equivalents

  The Company considers cash on deposit and investments with original maturities of three months or less to be cash equivalents.

  Marketable Securities

  Marketable securities consist primarily of federal agency discount notes, United States Treasury notes, and municipal debt securities with maturities from three to twelve months. These securities have been categorized as "held-to-maturity" (Note 3).

  Inventory

  Inventory is stated at the lower of cost or market determined using the first-in, first-out ("FIFO") method. FIFO cost is determined using the retail inventory method.

  Cost of Sales

  Cost of sales includes the cost of merchandise sold, occupancy costs, and certain purchasing and merchandise handling costs.

  Revenue Recognition

  Revenue from retail sales is recognized at the time of sale.

  Store Pre-opening Expenses

  Costs associated with the opening of new stores are expensed when the store is opened.

  Property and Equipment

  Property and equipment are stated at cost. Depreciation of leasehold improvements is provided using the straight-line method over the related lease term, which is less than the estimated useful lives of the assets. Other property and equipment are depreciated using the straight-line method over their estimated useful lives of five to ten years.

  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

  Net Income Per Common and Common Equivalent Share

  Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the periods in accordance with the applicable rules of the Securities and Exchange Commission. The Series B shares, which are considered common stock equivalents, were included in the earnings per share calculation on an as-if-converted basis.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates made by management primarily relate to inventory allowances and certain accrued liabilities.

  Effect of New Accounting Standards

  In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, as well as for long-lived assets and certain identifiable intangibles to be disposed. The Company adopted the new standard in the first quarter of fiscal 1996. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS") information. SFAS No. 128 simplifies the computation of earnings per share currently required by Accounting Principles Board Opinion No. 15 and its related interpretations. The new statement replaces the presentation of "primary" (and when required "fully diluted") earnings per share with "basic" and "diluted" earnings per share. This new statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; and early application is not permitted. The Company's earnings per share calculated under SFAS No. 128 is not expected to be materially different than the earnings per share as reported.

  Other issued but not yet required FASB standards are not currently applicable to the Company's operations.

  Advertising

  Advertising costs are expensed as incurred. Advertising expenditures were $1.5 million, $2.0 million, and $3.5 million in fiscal 1994, 1995, and 1996, respectively.

3. MARKETABLE SECURITIES

  Following is a summary of "held-to-maturity" marketable securities as of February 2, 1997:

Georgia state tax exempt agency notes              $13,573,000
Tax-exempt United States Treasury notes              1,533,000
Tax-exempt prefunded municipal securities              688,000
                                                   -----------
       Total                                       $15,794,000
                                                   ===========

  Maturities of marketable securities range from 3 to 12 months. The fair value of these securities approximates their cost.

4. DEBT

Following is a summary of notes payable:

                                            JANUARY 28,  FEBRUARY 2,
                                               1996         1997
                                            -----------  -----------
Note payable to shareholder of
 subsidiary on demand after February 2,
 1998; fixed interest rate of 12%            $ 25,000     $ 25,000

Note payable to shareholder of
 subsidiary on demand after February 2,
 1998; fixed interest rate of 6%              180,000      180,000
                                             --------     --------
                                             $205,000     $205,000
                                             ========     ========

  In July 1995, the Company entered into a revolving line-of-credit agreement with a bank (the "Credit Agreement"). The Credit Agreement provides for borrowings up to $5,000,000 through June 30, 1999 to be used for working capital and store expansions. No amounts were outstanding under the Credit Agreement at February 2, 1997. Interest is due monthly either at the bank's prime rate minus 1% or at LIBOR plus 1.5%, at the Company's option. The commitment fee on the unused amount of the Credit Agreement is .125% per annum.

  In addition to the Credit Agreement, the bank has committed a $1 million letter-of-credit facility for inventory purchases. As of February 2, 1997, $658,000 was issued against this facility.

5. INCOME TAXES

  The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability approach.

  The provisions for income taxes consist of the following:

                                                  FISCAL YEAR ENDED
                                        ---------------------------------------
                                        JANUARY 29,   JANUARY 28,   FEBRUARY 2,
                                           1995          1996          1997
                                        ----------    ----------    ----------
Current                                 $1,584,000    $2,354,000    $2,991,000
Deferred                                   (52,000)     (275,000)            0
                                        ----------    ----------    ----------
Provision for income taxes              $1,532,000    $2,079,000    $2,991,000
                                        ==========    ==========    ==========

  Reconciliations of the statutory federal income tax rate to the Company's effective tax rates are as follows:

                                                  FISCAL YEAR ENDED
                                        ---------------------------------------
                                        JANUARY 29,   JANUARY 28,   FEBRUARY 2,
                                           1995          1996          1997
                                        -----------   -----------   -----------
Statutory federal income tax rate          34.0%         34.0%         34.0%
State income taxes, net of federal
 benefit                                    4.4           4.6           4.8
Other                                       1.9           0.6             0
                                           ----          ----          ----
Effective income tax rate                  40.3%         39.2%         38.8%
                                           ====          ====          ====

  Significant components of the Company's deferred tax assets and liabilities as of January 28, 1996 and February 2, 1997 are summarized as follows:

                                            JANUARY 28,   FEBRUARY 2,
                                                1996          1997
                                            -----------   -----------
Current deferred tax assets (liabilities):
 Inventory                                   $265,000      $322,000
 Prepaid rent                                 (42,000)      (70,000)
 Other                                         22,000        (7,000)
                                             --------      --------
Current deferred tax asset, net               245,000       245,000
Noncurrent deferred tax asset:
 Property and equipment                        95,000        95,000
                                             --------      --------
Net deferred tax asset                       $340,000      $340,000
                                             ========      ========

  Deferred tax assets and liabilities, net, are included in other current assets and other assets in the accompanying balance sheets. The Company has not recorded a valuation allowance against the deferred tax assets at January 28, 1996 or February 2, 1997.

6. COMMITMENTS

  The Company leases its retail locations and general offices under operating leases. Lease terms range from one to ten years. Certain leases call for an annual contingent payment based on gross sales at the location above a minimum level.

  Minimum future lease payments under noncancelable operating leases are as follows:


             Fiscal year ending:
                   1997                  $1,875,000
                   1998                   1,187,000
                   1999                   1,050,000
                   2000                     967,000
                   2001                     752,000
                   Thereafter             1,372,000
                                         ----------
                                         $7,203,000
                                         ==========

  The minimum future lease payments include $2,378,000 associated with two retail locations, the Company's headquarters building and warehouse space, all of which are leased from related parties (Note 10).

  Occupancy expense for the years ended January 29, 1995, January 28, 1996, and February 2, 1997 was $1,001,000, $1,252,000, and $1,990,000, respectively, composed of $870,000, $1,098,000, and $1,907,000, respectively, in minimum rents and $131,000, $154,000, and $83,000, respectively, of contingent rent expense.

7. REDEEMABLE COMMON STOCK, SERIES B

  On May 10, 1995, the Company and certain private investors (the "Investors"), including certain executive officers of the Company, entered into an investment agreement, a registration rights agreement, and a shareholders' agreement (collectively, the "Agreements"). Under the terms and provisions of the Agreements, the Company raised gross proceeds of $6,501,000 through a private placement sale of 1,706,513 shares of Series B to the Investors. All shares of the Series B were automatically converted to Common Stock, at the conversion rate then in effect, upon the closing of a public offering of the Company's initial public offering discussed in Note 11.

  The holders of the Series B were entitled to receive dividends, accruing on a daily basis, at a rate of $.191 per share per annum. As of January 28, 1996, the Company had accrued $230,000 dividends payable on the Series B. These dividends were classified as accrued expenses in the accompanying year-end consolidated financial statements, as the Company was required to pay the dividends quarterly commencing the first quarter of fiscal 1996. At the consummation of the Company's initial public offering (Note 11), the Company paid all accrued dividends on the Series B.

8. EMPLOYMENT AGREEMENTS

  During 1995, the Company entered into employment agreements with three executive officers. The agreements have terms ranging from two to five years and require aggregate annual compensation of $384,000, plus certain benefits. The agreements contain certain noncompete provisions and provide for severance pay if the executives are terminated by the Company other than for cause, as defined.

 9. ACQUISITIONS

  On August 2, 1994, the Company issued 1,260,000 shares of K&G common stock with a value of approximately $1,073,000 in exchange for the remaining 50% of the outstanding stock of T&C. On September 30, 1994, the Company paid $70,000 in cash for the remaining 50% of the outstanding common stock of K&G Associates of New Jersey, Inc.

  Both of these acquisitions have been accounted for using the purchase method, and accordingly, the acquired assets and liabilities have been recorded at their fair values at the date of acquisition. The results of operations have been included in the accompanying statements of operations for all periods presented, as these entities are included in the consolidated financial statements (Note 2). Minority interest in earnings of affiliates for the six months in fiscal year 1995 prior to the acquisitions was $100,000 ($167,000 before income tax) and is reflected in the accompanying statements of operations. Approximately $223,000 of the purchase price was allocated to goodwill, which is being amortized over 15 years. Accumulated amortization totaled approximately $11,000 at January 29, 1995, $29,000 at January 28, 1996, and $44,000 at February 2, 1997.

10.   RELATED PARTIES

  Significant related-party transactions include the following:

     . Historically, the Company purchased a portion of its inventory from, and sold inventory to, a company which is owned by certain of the Company's shareholders. Pursuant to this arrangement, the Company purchased inventory in the amounts of $2,382,000, $511,000, and $29,000 in fiscal 1994, fiscal 1995, and fiscal 1996, respectively.

     . The Company leases two retail locations, its corporate headquarters building, and warehouse space from corporations owned by certain of the Company's shareholders. Rent expense of $264,000, $215,000, and $243,000 relating to these leases is included in cost of sales in the accompanying statements of operations in fiscal 1994, fiscal 1995, and fiscal 1996, respectively.

     . During fiscal 1994 and at the beginning of fiscal 1995, the shoe departments of certain of the Company's stores were operated on a "concessionaire" basis by a company which is partially owned by certain of the Company's shareholders. Pursuant to this arrangement, the Company received 10% of the net sales of the shoe department in each of the affected stores. This arrangement resulted in payments to the Company of $250,000 for fiscal 1994. At the beginning of fiscal 1995, K&G discontinued the leased shoe department operation run by this company and subsequently purchased the leased shoe department inventory for $391,000. The Company no longer operates leased shoe departments in any of the Company's stores.

     . The Company incurred consulting fees totaling $100,000, $0, and $0 in fiscal 1994, fiscal 1995, and fiscal 1996, respectively, relating to management services provided by companies owned by certain shareholders and officers.

11.  SHAREHOLDERS' EQUITY

  Stock Dividends

  In December 1995, the Board of Directors approved a 262.5-for-one stock split, effected in the form of a stock dividend, of the Company's Series A and Series B. The stock dividend has been accounted for by a transfer from retained earnings to Series A in the amount of the par value of the additional stock issued. Accordingly, all previously reported share, per share, and stock option data have been retroactively adjusted for all periods presented.

  In March 1997, the Board of Directors approved a 3 for 2 split of the Company's common stock effected in the form of a stock dividend, payable on April 25, 1997. The stock dividend has been accounted for by a transfer from retained earnings to common stock in the amount of the par value of the additional stock issued. Accordingly, all previously reported share and per share data included in the consolidated financial statements and notes have been retroactively adjusted for all periods presented.

  Authorization of Common Stock and Preferred Stock

  In December 1995, the Company approved an amendment and restatement of its articles of incorporation, to be effective upon consummation of the Company's initial public offering. These Amended and Restated Articles of Incorporation authorize 20,000,000 shares of Common Stock having a par value of $.01 per share and 2,000,000 shares of preferred stock having a par value of $.01 per share (the "Preferred Stock"). Shares of the Preferred Stock may be issued in one or more series at such time or times and for such consideration as the Board of Directors may fix and determine.

  Public Offerings

  The Company effected its initial public offering on January 24, 1996, (before fiscal 1995 year-end) and the transaction closed on January 30, 1996, (after fiscal 1995 year-end). The transaction has not been reflected in the Company's financial statements for fiscal year end 1995. As reflected in the Company's financial statements as of February 2, 1997, this transaction resulted in the conversion of the Company's outstanding redeemable Common Stock, Series B and Common Stock, Series A into Common Stock $.01 par value. The Company issued an additional 1,691,250 shares of its common stock at $6.67 per share and raised approximately $10,132,000 after estimated expenses of the offering.

  The Company effected a second public offering of its Common Stock on November 11, 1996, and the transaction closed on November 15, 1996. Pursuant to this offering, the Company issued an additional 538,275 shares of its common stock at $14.83 per share and raised approximately $7,446,000 after estimated expensed of the offering. Subsequent to the offering, the Company has issued and outstanding 10,104,525 shares of its Common Stock.

  Stock Options

  In December 1995, the Company adopted the K&G Men's Center, Inc. Stock Option Plan for Employees (the "Employees' Plan"). The Employees' Plan permits the issuance of stock options to selected employees of the Company. The Employees' Plan reserves 843,750 shares of common stock for grant and provides that the term of each award be determined by the compensation committee of the Board of Directors.

  Under the terms of the Employees' Plan, options granted may be either nonqualified or incentive stock options. With regard to the incentive stock options, the exercise price, determined by the committee, may not be less than the fair market value of a share on the grant date.

  Information regarding the stock option plan is summarized as follows:

                                                NUMBER OF SHARES
                                            ------------------------
                                            JANUARY 28,  FEBRUARY 2,
                                               1996          1997
                                            -----------  -----------
Outstanding, beginning of year                      0      180,000

 Options granted                              180,000        6,000
 Options canceled                                   0       (2,100)
                                              -------      -------
Options, end of year (at option prices
 ranging from $6.67 to $11.83)                180,000      183,900
                                              -------      -------

Exercisable, end of year (at option
 price of $6.67)                                    0       51,110
                                              =======      =======

  The options granted under the Employees' Plan in 1995 and 1996, have exercise prices of $6.67 and $11.83, respectively. At February 2, 1997, the options outstanding under the Employees' Plan had a weighted average exercise price of $6.84 and a weighted average remaining contractual life of approximately nine years.

  In March 1995, certain shareholders of the Company granted an executive officer of the Company options to purchase, in aggregate, 354,373 shares of the Series A from such shareholders. The options are exercisable at $2.54 per share and are fully vested. As of February 2, 1997, none of these options had been exercised. The options expire ten years from the date of grant. In management's opinion, the exercise price of these options reasonably approximates the fair value of the Series A at the grant date.

  SFAS No. 123, "Accounting for Stock Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to adopt the disclosure-only provision of SFAS No. 123, and to continue to follow its current method of accounting for stock-based compensation, utilizing the approach outlined in APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, no compensation cost has been recorded for options granted under the Employees' Plan or for the options granted to the executive officer by certain shareholders. Had compensation cost for options granted under the Employees' Plan and to the executive officer been determined based on the fair value at the grant dates consistent with the provisions of SFAS
No. 123, the Company's net income and earnings per share would have been the pro forma amounts below:

                                          AS REPORTED  PRO FORMA
                                          -----------  ----------
Fiscal 1996:
 Net income                                $4,584,000  $4,482,000
 Earnings per common and common
  equivalent shares                        $     0.47  $     0.46

Fiscal 1995:
 Net income                                $3,186,000  $2,977,000
 Earnings per common and common
  equivalent shares                        $     0.40  $     0.38

  The fair value of the options granted under the Employees' Plan in fiscal year 1995 and 1996 on their respective grant dates and the related pro forma amounts were calculated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 36%, no dividend yield; forfeiture rate of 3% and 0%, respectively; risk free interest rate of 5.34% and 6.40%, respectively; and expected life of four years. The fair value of the options granted to the executive officer and the related pro forma amounts were calculated using the minimum value method with the following assumptions: no dividend yield; forfeiture rate of 0%; risk free interest rate of 6.69%; and expected life of four years.