Form 10-Q
period 1997-05-04
K&G MENS CENTER INC
filed 1997-06-05
CIK 1004526

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 4, 1997
                               ______________________________________
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________

                     Commission file number        0-27348

                            K&G Men's Center, Inc.
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)


            Georgia                                          58-1898817
________________________________________________________________________________
(State or other jurisdiction of                  (I.R.S. Employer incorporation
      Identification Number)                             or organization)

1225 Chattahoochee Avenue, N.W.                               30318
________________________________________________________________________________
(Address of principal executive offices)                   (Zip Code)

                                (404) 351-7987
________________________________________________________________________________
             (Registrant's telephone number, including area code)

                                     None
________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report.)

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

  Common Stock, $.01 Par Value, 10,113,686 shares outstanding as of May 31,
1997.

                    K&G Men's Center, Inc. and Subsidiaries
                               Index to Form 10-Q
                                  May 4, 1997

Part I.   Financial Information
          Item 1.   Financial Statements

                    Consolidated Balance Sheets.............................  3

                    Consolidated Statements of Operations...................  4

                    Consolidated Statements of Cash Flows...................  5

                    Condensed Notes to the Financial Statements.............  6

          Item 2.   Management's Discussion and Analysis....................  7-9

          Item 3.   Quantitative and Qualitative Disclosure about
                    Market Risk.............................................  9

Part II.  Other Information
          Item 4.   Submission of Matters to a Vote of
                    Security Holders........................................ 10

          Item 6.   Exhibits and Reports on Form 8-K........................ 10

Signatures.................................................................. 11




                   K & G Men's Center, Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                       May 4, 1997       February 2, 1997
                                                       -----------       ----------------
                                                             (Unaudited)
                                  Assets
CURRENT ASSETS:
     Cash & cash equivalents                           $ 4,578,000         $ 6,440,000
     Marketable securities                              15,606,000          15,794,000
     Accounts receivable                                 1,628,000             999,000
     Merchandise inventory                              18,428,000          15,839,000
     Other assets                                        1,972,000             817,000
                                                       -----------         -----------
          Total current assets                          42,212,000          39,889,000
PROPERTY AND EQUIPMENT, net                              2,210,000           2,131,000
OTHER ASSETS, net                                          367,000             364,000
          Total assets                                 $44,789,000         $42,384,000
                                                       ===========         ===========

                     Liabilities and Shareholders' Equity
CURRENT LIABILITIES:
     Accounts payable                                  $ 8,795,000         $ 7,410,000
     Sales tax payable                                     684,000             760,000
     Accrued expenses                                    1,495,000           1,540,000
     Income taxes payable                                  773,000             874,000
                                                       -----------         -----------
          Total current liabilities                     11,747,000          10,584,000
LONG-TERM DEBT                                             205,000             205,000
MINORITY INTEREST                                          350,000             315,000
SHAREHOLDERS' EQUITY:
     Common stock                                          101,000             101,000
     Additional paid-in capital                         25,089,000          25,028,000
     Retained earnings                                   7,297,000           6,151,000
                                                       -----------         -----------
          Total shareholders' equity                    32,487,000          31,280,000
          Total liabilities and shareholders' equity   $44,789,000         $42,384,000
                                                       ===========         ===========

See accompanying Condensed Notes to the Financial Statements.

         K&G Men's Center, Inc. and Subsidiaries
          Consolidated Statements of Operations
                       (Unaudited)

                                                            Three Months Ended
                                                       -------------------------------
                                                        May 4, 1997    April 28, 1996
                                                       --------------  ---------------
   NET SALES                                             $23,742,000     $17,528,000
   COST OF SALES, including occupancy cost                18,290,000      13,405,000
                                                       --------------  ---------------
   GROSS PROFIT                                            5,452,000       4,123,000

   SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES           3,792,000       3,003,000
                                                       --------------  ---------------
   OPERATING INCOME                                        1,660,000       1,120,000

   OTHER INCOME (EXPENSES):
      Interest expense                                        (9,000)        (11,000)
      Other income, net                                      292,000         172,000
                                                       --------------  ---------------
   INCOME BEFORE INCOME TAXES AND MINORITY
      INTEREST IN EARNINGS OF AFFILIATES                   1,943,000       1,281,000

   PROVISION FOR INCOME TAXES                                762,000         490,000
                                                       --------------  ---------------
   INCOME BEFORE MINORITY INTEREST IN
      EARNINGS OF AFFILIATES                               1,181,000         791,000

   MINORITY INTEREST IN EARNINGS
      OF AFFILIATES                                          (35,000)        (22,000)
                                                       --------------  ---------------
   NET INCOME APPLICABLE TO COMMON STOCK                  $1,146,000        $769,000
                                                       ==============  ===============

   NET INCOME PER COMMON AND COMMON
      EQUIVALENT SHARES                                        $0.11           $0.08
                                                       ==============  ===============

   WEIGHTED AVERAGE COMMON AND
      COMMON EQUIVALENT SHARES OUTSTANDING
                                                          10,105,319       9,566,250
                                                       ==============  ===============

See accompanying Condensed Notes to the Financial Statements.

              K&G Men's Center, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows
                            (Unaudited)


                                                                     Three Months Ended
                                                                 May 4, 1997    April 28, 1996
                                                                --------------  ---------------
Cash Flows from Operating Activities:
   Net income                                                      $1,146,000        $769,000
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
        Minority interest in earnings (loss) of affiliates             35,000          22,000
        Depreciation and amortization                                 117,000          96,000
         Changes in assets and liabilities:
               Accounts receivable                                   (629,000)       (294,000)
               Merchandise inventory                               (2,589,000)     (3,299,000)
               Other assets, net                                   (1,155,000)        121,000
               Accounts payable                                     1,385,000       2,964,000
               Sales tax payable                                      (76,000)        259,000
               Accrued expenses                                       (45,000)       (485,000)
               Income taxes payable                                  (101,000)       (192,000)
                                                                --------------  ---------------
                  Total adjustments                                (3,058,000)       (808,000)
                                                                --------------  ---------------
                  Net cash used in operating
                     activities                                    (1,912,000)        (39,000)
                                                                --------------  ---------------

Cash Flows from Investing Activities:
   Additions to property and equipment                               (192,000)       (546,000)
   Proceeds from marketable securites                               3,688,000               0
   Purchase of marketable securities                               (3,500,000)              0
   Other assets                                                        (7,000)        (24,000)
                                                                --------------  ---------------
                   Net cash used in investing
                       activities                                     (11,000)       (570,000)
                                                                --------------  ---------------

Cash Flows from Financing Activities:
   Common stock issued                                                 61,000      10,131,000
                                                                --------------  ---------------
                   Net cash provided by financing
                       activities                                      61,000      10,131,000
                                                                --------------  ---------------

Net  Increase in Cash and Cash Equivalents                         (1,862,000)      9,522,000
Cash and Cash Equivalents at Beginning of
   Period                                                           6,440,000       2,504,000
                                                                --------------  ---------------
Cash and Cash Equivalents at End of
   Period                                                          $4,578,000     $12,026,000
                                                                ==============  ===============

Supplemental Disclosure of Cash Paid For:

   Interest                                                            $2,000         $11,000
                                                                ==============  ===============
   Income taxes                                                      $864,000        $664,000
                                                                ==============  ===============


See accompanying Condensed Notes to the Financial Statements.

                    K&G Men's Center, Inc. and Subsidiaries
                  Condensed Notes to the Financial Statements
                                  (Unaudited)



1.  UNAUDITED FINANCIAL INFORMATION

     The accompanying financial statements of K&G Men's Center, Inc. and Subsidiaries as of May 4, 1997 and April 28, 1996, and for the three months then ended, are unaudited. In the opinion of the Company's management, these statements include all adjustments considered necessary for a fair presentation of financial condition and results of operations.

     Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year. In addition, quarterly results of operations are affected by the timing and amount of sales and cost associated with the opening of new stores.


2.  EFFECT OF NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS") information. SFAS No. 128 simplifies the computation of earnings per share currently required by Accounting Principles Board Opinion No. 15 and its related interpretations. The new statement replaces the presentation of "primary" (and when required "fully diluted") earnings per share with "basic" and "diluted" earnings per share. This new statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; and early application is not permitted. The Company's earnings per share calculated under SFAS No. 128 is not expected to be materially different that the earnings per share reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

     During the three months ended May 4, 1997, the Company opened two new superstores, entering new markets in Cleveland, Ohio, and Cherry Hill, New Jersey, a suburb of metropolitan Philadelphia.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, statements of operations data expressed as a percentage of net sales:

                                         Three Months Ended
                                          May 4,   April 28,
                                           1997       1996

Net sales                                  100.0%      100.0%
Cost of sales, including occupancy cost     77.0        76.5
                                           -----       -----
Gross profit                                23.0        23.5
Selling, general and administrative         16.0        17.1
 expenses                                  -----       -----
Operating income                             7.0         6.4
Other income (expenses):
   Interest expense                         (0.0)       (0.1)
   Other income, net                         1.2         1.0
                                           -----       -----
Income before income taxes and minority
 interest in earnings of affiliates          8.2         7.3
Provision for income taxes                   3.2         2.8
                                           -----       -----
Income before minority interest in
 earnings of affiliates                      5.0         4.5

Minority interest in earnings of            (0.2)       (0.1)
 affiliates                                -----       -----
 Net income applicable to common stock       4.8%        4.4%
                                           =====       =====

     Net sales of $23.7 million for the three month period ended May 4,1997 represents an increase of $6.2 million, or 35.5% over net sales of $17.5 million for the three month period ended April 28, 1996. The increase in net sales is a result of comparable store growth of 17.7% and the opening of five new superstores since May of 1996. Two of the five new stores were opened in the Washington, D.C., area in September of 1996, and the remaining three stores were opened in new markets in Columbus Ohio, in November 1996, Cherry Hill, New Jersey, a suburb of Philadelphia, in February 1997, and Cleveland, Ohio in April 1997. Comparable store sales increased 11.9% in the first fiscal quarter of 1996.

     Gross profit increased $1.3 million, or 32.2% to $5.5 million in the three month period ended May 4, 1997. Gross profit as a percentage of sales decreased to 23.0% in the three month period ended May 4, 1997 from 23.5% in the three month period ended April 28, 1996. The decrease in gross margin as a percentage of sales is due to the Company lowering its mark-up on specific goods in order to lower its selling prices and to enhance its competitive position, and the new stores having a higher occupancy cost as a percentage of sales and a lower initial gross margin.

     Selling, general and administrative expenses increased $789,000 or 26.3%, to $3.8 million in the three month period ended May 4, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 16.0% in the three month period ended May 4, 1997, from 17.1% for the three month period ended April 28, 1996. The decrease in selling, general and administrative expenses as a percentage of sales is primarily attributable to a lower level advertising as a percentage of sales and a lower level of pre-opening expenses as a percentage of sales both of which are due to the timing of new store grand openings.

     As a result of the above factors, operating income was $1.7 million for the three month period ended May 4, 1997 compared to $1.1 million in the three month period ended April 28, 1996. Operating income as a percentage of net sales increased to 7.0% in the three month period ended May 4, 1997 from 6.4% in the three month period ended April 28, 1996.

     The factors discussed above resulted in an increase in net income to $1.1 million for the three month period ended May 4, 1997 from $769,000 in the three month period ended April 28, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its working capital and capital expenditure requirements from proceeds from the sale of equity securities, net cash provided by operating activities and through borrowings from related parties and under its bank credit facilities. The Company had working capital of $30.5 million and $29.3 million at May 4, 1997 and February 2, 1997, respectively. The principal use of working capital is to purchase inventory. The Company had $4.6 million in cash and cash equivalents, and $15.6 million in marketable securities as of May 4, 1997.

     The Company's capital expenditures totaled $192,000, and $546,000 in the three month periods ended May 4, 1997 and April 28, 1996, respectively. These capital expenditures were primarily used to open new stores and upgrade the Company's management information systems.

     The Company currently has a bank credit facility, which expires June 30, 1999, and permits borrowings of up to $5.0 million. The interest rate on this facility is the prime rate less 1% or LIBOR plus 1.5% per annum, at the option of the Company. As of May 4, 1997, K&G had no debt outstanding on this facility.

     The Company effected its initial public offering on January 24, 1996 and the transaction closed on January 30, 1996. The Company issued approximately 1,691,250 shares of its common stock at $6.67 per share and raised approximately $10,132,000 after estimated expenses of the offering. The Company effected a second public offering of its common stock on November 11, 1996, and the transaction closed on November 15, 1996. Pursuant to this offering, the Company issued an additional 538,275 shares of its common stock at $14.83 per share and raised approximately $7,446,000 after estimated expenses of the offering.

     The Company's primary capital requirements are for the opening of new stores. The Company estimates that the total cash required to open a 15,000 to 20,000 square foot prototype store, including inventory, store fixtures and equipment, leasehold improvements, other net working capital and pre-opening costs (primarily stocking and training), typically ranges from $625,000 to $900,000 depending on landlord assistance and vendor financing. The Company anticipates opening an additional six stores in the remainder of fiscal 1997 and eight to ten new stores in fiscal 1998. The Company believes that the proceeds of its offerings, internally generated funds, cash on hand and its bank credit facility will be adequate to fund its anticipated needs for the foreseeable future. The success of this planned expansion strategy is dependent upon many factors, including identifying suitable markets and sites for new stores. In addition, the Company must be able to continue to hire, train and retain competent managers and store personnel. The failure of the Company in these areas could adversely affect its planned expansion strategy.

          "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements are typically identified by statements to the effect that the Company "believes," "estimates," "intends," "expects," or "anticipates" a certain state of affairs. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

None.

                          K&G Men's Center, Inc. and
                                 Subsidiaries

                          Part II - Other Information



Item 4.    Submission of Matters to a Vote of Security Holders

None.


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


                                K&G Men's Center, Inc.
                                (Registrant)




Date:  June 6, 1997             /s/  Stephen H. Greenspan
      -------------------       ------------------------------------------------
                                Stephen H. Greenspan
                                Chairman of the Board,
                                President and Chief Executive Officer
                                (principal executive officer)


Date:  June 6, 1997             /s/  John C. Dancu
      -------------------       ------------------------------------------------
                                John C. Dancu
                                Chief Operation and Financial Officer (principal
                                financial and accounting officer)