Form 10-Q
period 1997-08-03
K&G MENS CENTER INC
filed 1997-09-16
CIK 1004526

                   STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           August 3, 1997
                              --------------------------------------------------
                                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________


                     Commission file number        0-27348


                             K&G Men's Center, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Georgia                                        58-1898817
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer incorporation
     Identification Number)                             or organization)



    1225 Chattahoochee Avenue, N.W.                         30318
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                  (404) 351-7987
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      None
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 Par Value, 10,121,482 shares outstanding as of September 12, 1997.

                    K&G Men's Center, Inc. and Subsidiaries
                              Index to Form 10-Q
                                August 3, 1997

Part I.        Financial Information
               Item 1.        Financial  Statements
                              Consolidated Balance Sheets ............................    3

                              Consolidated Statements of Operations ..................    4

                              Consolidated Statements of Cash Flows ..................    5

                              Condensed Notes to the Financial Statements ............    6

               Item 2.        Management's Discussion and Analysis of
                              Financial Condition and Results of Operations...........    7-9

 Item 3.                      Quantitative and Qualitative Disclosure about
                              Market Risk.............................................    9

Part II.       Other Information
               Item 4.        Submission of Matters to a Vote of
                              Security Holders........................................    10

               Item 6.        Exhibits and Reports on Form 8-K........................    10

Signatures............................................................................    11

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                  February 2, 1997  August 3, 1997
                                                                                                ------------------ ---------------
                                                                                                                     (UNAUDITED)
                                                     ASSETS
CURRENT ASSETS:
   Cash & cash equivalents                                                                             $ 6,440,000     $ 5,379,000
   Marketable securities                                                                                15,794,000      13,402,000
   Accounts receivable                                                                                     999,000       1,352,000
   Merchandise inventory                                                                                15,839,000      20,290,000
   Other assets                                                                                            817,000       1,289,000
                                                                                                ------------------   -------------
      Total current assets                                                                              39,889,000      41,712,000
PROPERTY AND EQUIPMENT, net                                                                              2,131,000       2,270,000
OTHER ASSETS, net                                                                                          364,000         364,000
                                                                                                ------------------   -------------
      Total assets                                                                                     $42,384,000     $44,346,000
                                                                                                ==================   =============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                                    $ 7,410,000     $ 7,850,000
   Sales tax payable                                                                                       760,000         498,000
   Accrued expenses                                                                                      1,540,000       1,716,000
   Income taxes payable                                                                                    874,000         196,000
                                                                                                ------------------   -------------
      Total current liabilities                                                                         10,584,000      10,260,000
LONG-TERM DEBT                                                                                             205,000         205,000
MINORITY INTEREST                                                                                          315,000         262,000
SHAREHOLDERS' EQUITY:
   Common stock                                                                                            101,000         101,000
   Additional paid-in capital                                                                           25,028,000      25,135,000
   Retained earnings                                                                                     6,151,000       8,383,000
                                                                                                ------------------   -------------
      Total shareholders' equity                                                                        31,280,000      33,619,000
                                                                                                ------------------   -------------
      Total liabilities and shareholders' equity                                                       $42,384,000     $44,346,000
                                                                                                ==================   =============

See accompanying Condensed Notes to the Financial Statements.

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Three Months Ended                   Six Months Ended
                                        -------------------------------------   -------------------------------
                                                July 28,1996   August 3,1997       July 28,1996   August 3,1997
                                        --------------------- ---------------   ----------------  -------------
NET SALES                                        $18,217,000     $23,542,000        $35,745,000     $47,284,000
COST OF SALES, including occupancy cost           14,064,000      18,205,000         27,469,000      36,495,000
                                        ---------------------     ------------      -------------   -----------
GROSS PROFIT                                       4,153,000       5,337,000          8,276,000      10,789,000

SELLING, GENERAL, AND ADMINISTRATIVE
   EXPENSES                                        3,101,000       3,784,000          6,104,000       7,576,000
                                        ---------------------     ------------      -------------   -----------
OPERATING INCOME                                   1,052,000       1,553,000          2,172,000       3,213,000

OTHER INCOME (EXPENSES):
   Interest expense                                   (9,000)         (9,000)           (20,000)        (18,000)
   Other income, net                                 146,000         286,000            318,000         578,000
                                        ---------------------     ------------      -------------   -----------
INCOME BEFORE INCOME TAXES AND MINORITY
   INTEREST IN EARNINGS OF AFFILIATES              1,189,000       1,830,000          2,470,000       3,773,000

PROVISION FOR INCOME TAXES                           455,000         718,000            945,000       1,480,000
                                        ---------------------     ------------      -------------   -----------
INCOME BEFORE MINORITY INTEREST IN
   EARNINGS OF AFFILIATES                            734,000       1,112,000          1,525,000       2,293,000

MINORITY INTEREST IN EARNINGS
   OF AFFILIATES                                     (14,000)        (26,000)           (36,000)        (61,000)
                                        ---------------------     ------------      -------------   -----------
NET INCOME APPLICABLE TO COMMON STOCK            $   720,000     $ 1,086,000        $ 1,489,000     $ 2,232,000
                                        =====================     ============      =============   ===========

NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARES                                   $0.08           $0.11              $0.16           $0.22
                                        =====================     ============      =============   ===========

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING            9,566,250      10,118,063          9,566,250      10,111,681
                                        =====================     ============      =============   ===========

See accompanying Condensed Notes to the Financial Statements.

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Six Months Ended
                                                             July 28, 1996          August 3, 1997
                                                           ------------------     ------------------
Cash Flows from Operating Activities:
    Net income                                               $ 1,489,000            $ 2,232,000
    Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
      Minority interest in earnings (loss) of affiliates          36,000                 61,000
      Depreciation and amortization                              196,000                225,000
      Changes in assets and liabilities:
           Accounts receivable                                  (143,000)              (353,000)
           Merchandise inventory                              (2,406,000)            (4,451,000)
           Other assets, net                                    (102,000)              (472,000)
           Accounts payable                                     (929,000)               440,000
           Sales tax payable                                    (142,000)              (262,000)
           Accrued expenses                                     (228,000)               176,000
           Income taxes payable                                 (619,000)              (678,000)
                                                       -----------------        ---------------
              Total adjustments                               (4,337,000)            (5,314,000)
                                                       -----------------        ---------------
              Net cash used in operating
               activities                                     (2,848,000)            (3,082,000)
                                                       -----------------        ---------------

Cash Flows from Investing Activities:
    Additions to property and equipment                         (611,000)              (356,000)
    Proceeds from marketable securites                                 0              6,270,000
    Purchase of marketable securities                                  0             (3,879,000)
    Other assets                                                (210,000)                (7,000)
                                                       -----------------        ---------------
              Net cash used in investing
                activities                                      (821,000)             2,028,000
                                                       -----------------        ---------------

Cash Flows from Financing Activities:
    Distribution to Minority Investors                           (55,000)              (114,000)
    Common stock issued                                       10,131,000                107,000
                                                       -----------------        ---------------
              Net cash provided by financing
                activities                                    10,076,000                 (7,000)
                                                       -----------------        ---------------

Net  Increase in Cash and Cash Equivalents                     6,407,000             (1,061,000)
Cash and Cash Equivalents at Beginning of
   Period                                                      2,504,000              6,440,000
                                                       -----------------        ---------------
Cash and Cash Equivalents at End of
   Period                                                    $ 8,911,000            $ 5,379,000
                                                       =================        ===============

Supplemental Disclosure of Cash Paid For:

   Interest                                                  $    19,000            $    14,800
                                                       =================        ===============
   Income taxes                                              $   491,000            $ 2,270,000
                                                       =================        ===============

See accompanying Condensed Notes to the Financial Statements.

                    K&G Men's Center, Inc. and Subsidiaries
                  Condensed Notes to the Financial Statements
                                  (Unaudited)



1.  UNAUDITED FINANCIAL INFORMATION

          The accompanying financial statements of K&G Men's Center, Inc. and Subsidiaries as of August 3, 1997 and July 28, 1996, and for the six months then ended, are unaudited. In the opinion of the Company's management, these statements include all adjustments considered necessary for a fair presentation of financial condition and results of operations.

          Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year. In addition, quarterly results of operations are affected by the timing and amount of sales and cost associated with the opening of new stores.


2.  EFFECT OF NEW ACCOUNTING STANDARDS

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS") information. SFAS No. 128 simplifies the computation of earnings per share currently required by Accounting Principles Board Opinion No. 15 and its related interpretations. The new statement replaces the presentation of "primary" (and when required "fully diluted") earnings per share with "basic" and "diluted" earnings per share. This new statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; and early application is not permitted. The Company's earnings per share calculated under SFAS No. 128 is not expected to be materially different than the earnings per share reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, statements of operations data expressed as a percentage of net sales:


                                           Three Months Ended            Six Months Ended
                                          --------------------         --------------------
                                           July 28,   August 3,         July 28,   August 3,
                                             1996        1997             1996       1997
                                          --------    --------         --------   ---------
Net sales                                   100.0%      100.0%           100.0%      100.0%
Cost of sales, including occupancy cost      77.2        77.3             76.8        77.2
                                            -----       -----            -----       -----
Gross profit                                 22.8        22.7             23.2        22.8
Selling, general and administrative          17.0        16.1             17.1        16.0
 expenses                                   -----       -----            -----       -----
Operating income                              5.8         6.6              6.1         6.8
Other income (expenses):
   Interest expense                          (0.1)       (0.1)            (0.1)       (0.1)
   Other income, net                          0.8         1.2              0.9         1.2
                                            -----       -----            -----       -----
Income before income taxes and minority
 interest in earnings of affiliates           6.5         7.7              6.9         7.9
Provision for income taxes                    2.5         3.0              2.6         3.1
                                            -----       -----            -----       -----
Income before minority interest  in
 earnings of affiliates                       4.0         4.7              4.3         4.8
Minority interest in earnings of affiliates  (0.1)        0.1             (0.1)        0.1
                                            -----       -----            -----       -----
Net income                                    3.9%        4.6%             4.2%        4.7%
                                            =====       =====            =====       =====


THREE MONTHS ENDED AUGUST 3, 1997 AND JULY 28, 1996.

     Net sales of $23.5 million for the three month period ended August 3, 1997 represents an increase of $5.3 million, or 29.2% over net sales of $18.2 million in the three month period ended July 28, 1996. The increase in net sales is a result of comparable store growth of 15.0% and the opening of five new store since July of 1996. Two of the five new stores were opened in the Washington, D.C., area in September of 1996, and the remaining three stores were opened in new markets in Columbus, Ohio, in November 1996, Cherry Hill, New Jersey, a suburb of Philadelphia, in February 1997, and Cleveland, Ohio in April 1997. Comparable store growth was 10.3% in the second fiscal quarter of 1996.

     Gross profit increased $1.2 million, or 28.5% to $5.3 million in the three month period ended August 3, 1997. Gross profit as a percentage of sales decreased to 22.7% in the three month period ended August 3, 1997 from 22.8% in the three month period ended July 28, 1996. The decrease in gross margin as a percentage of sales is primarily due to the Company's new stores having a higher occupancy cost as a percentage of sales and a lower initial gross margin.

     Selling, general and administrative expenses increased $700,000 or 22.0%, to $3.8 million in the three month period ended August 3, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 16.1% in the three month period ended August 3, 1997, from 17.0% in the three month period ended July 28, 1996. The decrease in selling, general and administrative expense as a percentage of sales is primarily attributable to lower levels of advertising and payroll as a percentage of sales as the Company had strong comparable store sales, while its store expenses in comparable stores remained relatively stable.

     As a result of the above factors, operating income was $1.6 million for the three month period ended August 3, 1997 compared to $1.1 million in the three month period ended July 28, 1996. Operating income as a percentage of net sales increased to 6.6% in the three month period ended August 3, 1997 from 5.8% in the three month period ended July 28, 1996.

     The factors discussed above resulted in an increase in net income applicable to common stock of $366,000, or 50.8% to $1.1 million for the three month period ended August 3, 1997 from $720,000 in the three month period ended July 28, 1996.

SIX MONTHS ENDED AUGUST 3, 1997 AND JULY 28, 1996.

     Net sales of $47.3 million for the six month period ended August 3, 1997 represents an increase of $11.5 million, or 32.3% over net sales of $35.7 million in the six month period ended July 28, 1996. The increase in net sales is a result of comparable store growth of 16.2% and the opening of five new store since July of 1996. Two of the five new stores were opened in the Washington, D.C., area in September of 1996, and the remaining three stores were opened in new markets in Columbus, Ohio, in November 1996, Cherry Hill, New Jersey, a suburb of Philadelphia, in February 1997, and Cleveland, Ohio in April 1997. Comparable store growth was 11.1% in the six month period ended July 28, 1996.

     Gross profit increased $2.5 million, or 30.4% to $10.8 million in the six month period ended August 3, 1997. Gross profit as a percentage of sales decreased to 22.8% in the six month period ended August 3, 1997 from 23.2% in the six month period ended July 28, 1996. The decrease in gross margin as a percentage of sales is primarily due to the Company lowering its margin on specific goods in order to lower its selling prices and to enhance its competitive position, and the new stores having a higher occupancy cost as a percentage of sales and a lower initial gross margin.

     Selling, general and administrative expenses increased $1.5 million or 24.1%, to $7.6 million in the six month period ended August 3, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 16.0% in the six month period ended August 3, 1997, from 17.1% in the six month period ended July 28, 1996. The decrease in selling, general and administrative expense as a percentage of sales is primarily attributable to lower pre-opening expenses as a percentage of sales, a lower level of advertising and payroll as a percentage of sales as the Company had strong comparable store sales in the six months. Additionally, the Company opened two stores in the six month period ended August 3, 1997 compared to three stores in the six month period ended July 28, 1996. New stores typically have a higher level of selling and administrative expenses as a percentage of sales compared to existing stores.

     As a result of the above factors, operating income was $3.2 million for the six month period ended August 3, 1997 compared to $2.2 million in the three month period ended July 28, 1996. Operating income as a percentage of net sales increased to 6.8% in the six month period ended August 3, 1997 from 6.1% in the six month period ended July 28, 1996.

     The factors discussed above resulted in an increase in net income applicable to common stock of $743,000, or 49.9% to $2.2 million for the six month period ended August 3, 1997 from $1.5 million in the six month period ended July 28, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its working capital and capital expenditure requirements from the sale of equity securities, net cash provided by operating activities, through borrowings from related parties and under its bank credit facilities. The Company had working capital of $31.5 million and $29.3 million at August 3, 1997 and February 2, 1997, respectively. The principal use of working capital is to purchase inventory. The Company had $5.4 million in cash and cash equivalents and $13.4 million in marketable securities as of August 3, 1997.

     The Company's capital expenditures totaled $356,000 and $611,000 in the six months ended August 3, 1997 and July 28, 1996, respectively. These capital expenditures were primarily used to open new stores and upgrade the Company's management information systems.

     The Company currently has a bank credit facility, which expires June 30, 1999, and permits borrowings of up to $5.0 million. The interest rate on this facility is the prime rate less 1% or LIBOR plus 1.5% per annum, at the option of the Company. As of August 3, 1997, K&G had no debt outstanding on this facility.

     The Company effected its initial public offering on January 24, 1996 and the transaction closed on January 30, 1996. The Company issued approximately 1,691,250 shares of its common stock at $6.67 per share and raised approximately $10,132,000 after estimated expenses of the offering. The Company effected a second public offering of its common stock on November 11, 1996, and the transaction closed on November 15, 1996. Pursuant to this offering, the Company issued an additional 538,275 shares of its common stock a $14.83 per share and raised approximately $7,446,000 after estimated expenses of the offering.

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

None.

                            K&G Men's Center, Inc.

                          Part II - Other Information



Item 4.        Submission of Matters to a Vote of Security Holders

          One June 6, 1997, the Company held its 1997 Annual Meeting of Shareholders. The shareholders of record approved the following matters at the meeting:

1. Elected Mr. W. Scott Miller as a member of the Company's Board of Directors as a Class II director to serve a three-year term expiring in 2000 in accordance with the Company's Articles of Incorporation, with the following votes: 9,734,423 for, 11,719 abstentions;

2. Elected Mr. John C. Dancu as a member of the Company's Board of Directors as a Class II director to serve a three-year term expiring in 2000 in accordance with the Company's Articles of Incorporation, with the following votes: 9,732,923 for, 13,219 abstentions;

3. Ratified the appointment of Arthur Andersen LLP by the Board of Directors of the Company as the independent auditors of the Company, with the following votes: 9,736,997 for, 3,600 against, 5,565 abstentions.


Item 6.        Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K - None

                            K&G Men's Center, Inc.

                                  Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   K&G Men's Center, Inc.
                                        (Registrant)





Date:  September 12, 1997      /s/ Stephen H. Greenspan
       -------------------     --------------------------------------
                               Stephen H. Greenspan
                               Chairman of the Board,
                               President and Chief Executive Officer
                               (principal executive officer)




Date:  September 12, 1997      /s/ John C. Dancu
       -------------------     -------------------------------------

                               John C. Dancu
                               Chief Operating and Financial Officer (principal financial and accounting officer)