Form 10-Q
period 1997-11-02
K&G MENS CENTER INC
filed 1997-12-16
CIK 1004526

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    November 2, 1997
                                         ---------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    ------------

                       Commission file number   0-27348
                                              -----------

                            K&G Men's Center, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Georgia                                    58-1898817
   ----------------------------               ------------------------------
   (State or other jurisdiction               (I.R.S. Employer incorporation
     of Identification Number)                       or organization)


      1225 Chattahoochee Avenue, N.W.                               30318
  ----------------------------------------                        ----------
  (Address of principal executive offices)                        (Zip Code)


                                (404) 351-7987
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                     None
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

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

         Common Stock, $.01 Par Value, 10,127,482 shares outstanding as of December 12, 1997.

                    K&G Men's Center, Inc. and Subsidiaries
                              Index to Form 10-Q
                               November 2, 1997

Part I.  Financial Information

         Item 1. Financial Statements
                 Consolidated Balance Sheets...............................   3
                 Consolidated Statements of Operations.....................   4
                 Consolidated Statements of Cash Flows.....................   5
                 Condensed Notes to the Financial Statements...............   6

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............ 7-9

         Item 3. Quantitative and Qualitative
                  Disclosure about Market Risk.............................   9

Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders.......  10

         Item 6. Exhibits and Reports on Form 8-K..........................  10

Signatures.................................................................  11

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                    February 2, 1997      November 2, 1997
                                                    ----------------      ----------------
                                                                            (UNAUDITED)
                              ASSETS
CURRENT ASSETS:
     Cash & cash equivalents                             $ 6,440,000           $ 7,912,000
     Marketable securities                                15,794,000            10,435,000
     Accounts receivable                                     999,000             1,892,000
     Merchandise inventory                                15,839,000            26,615,000
     Other assets                                            817,000             1,083,000
                                                         -----------           -----------
          Total current assets                            39,889,000            47,937,000
PROPERTY AND EQUIPMENT, net                                2,131,000             2,717,000
OTHER ASSETS, net                                            364,000               360,000
          Total assets                                   $42,384,000           $51,014,000
                                                         ===========           ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                    $ 7,410,000           $12,767,000
     Sales tax payable                                       760,000               774,000
     Accrued expenses                                      1,540,000             1,959,000
     Income taxes payable                                    874,000               219,000
                                                         -----------           -----------
          Total current liabilities                       10,584,000            15,719,000
LONG-TERM DEBT                                               205,000               205,000
MINORITY INTEREST                                            315,000               298,000
SHAREHOLDERS' EQUITY:
     Common stock                                            101,000               101,000
     Additional paid-in capital                           25,028,000            25,141,000
     Retained earnings                                     6,151,000             9,550,000
                                                         -----------           -----------
          Total shareholders' equity                      31,280,000            34,792,000
          Total liabilities and shareholders' equity     $42,384,000           $51,014,000
                                                         ===========           ===========

See accompanying Condensed Notes to the Financial Statements.

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended                       Nine Months Ended
                                                -------------------------------------     -------------------------------------
                                                October 27, 1996     November 2, 1997     October 27, 1996     November 2, 1997
                                                ----------------     ----------------     ----------------     ----------------
NET SALES                                            $19,723,000          $25,981,000          $55,468,000          $73,265,000
COST OF SALES, including occupancy cost               15,119,000           20,052,000           42,588,000           56,547,000
                                                ----------------     ----------------     ----------------     ----------------
GROSS PROFIT                                           4,604,000            5,929,000           12,880,000           16,718,000

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES          3,282,000            4,203,000            9,386,000           11,779,000
                                                ----------------     ----------------     ----------------     ----------------
OPERATING INCOME                                       1,322,000            1,726,000            3,494,000            4,939,000

OTHER INCOME (EXPENSES):
   Interest expense                                      (10,000)             (10,000)             (30,000)             (28,000)
   Other income, net                                     142,000              263,000              460,000              842,000
                                                ----------------     ----------------     ----------------     ----------------
INCOME BEFORE INCOME TAXES AND MINORITY
   INTEREST IN EARNINGS OF AFFILIATES                  1,454,000            1,979,000            3,924,000            5,753,000

PROVISION FOR INCOME TAXES                               566,000              776,000            1,511,000            2,256,000
                                                ----------------     ----------------     ----------------     ----------------
INCOME BEFORE MINORITY INTEREST IN
   EARNINGS OF AFFILIATES                                888,000            1,203,000            2,413,000            3,497,000

MINORITY INTEREST IN EARNINGS
   OF AFFILIATES                                         (19,000)             (36,000)             (55,000)             (98,000)
                                                ----------------     ----------------     ----------------     ----------------
NET INCOME                                           $   869,000          $ 1,167,000          $ 2,358,000          $ 3,399,000
                                                ================     ================     ================     ================
NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARES                                 $      0.09          $      0.12          $      0.25          $      0.34
                                                ================     ================     ================     ================
WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING                9,566,250           10,121,482            9,566,250           10,114,947
                                                ================     ================     ================     ================

See accompanying Condensed Notes to the Financial Statements.

                    K&G Men's Center, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                    Nine Months Ended
                                                           October 27, 1996    November 2, 1997
                                                           ----------------    ----------------
Cash Flows from Operating Activities:
  Net income                                                 $ 2,358,000         $  3,399,000
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Minority interest in earnings (loss) of affiliates            55,000               98,000
    Depreciation and amortization                                296,000              342,000
    Changes in assets and liabilities:
      Accounts receivable                                       (726,000)            (893,000)
      Merchandise inventory                                   (5,638,000)         (10,776,000)
      Other assets, net                                         (415,000)            (266,000)
      Accounts payable                                         4,690,000            5,357,000
      Sales tax payable                                          128,000               14,000
      Accrued expenses                                           (26,000)             419,000
      Income taxes payable                                      (619,000)            (655,000)
                                                             -----------         ------------
        Total adjustments                                     (2,255,000)          (6,360,000)
                                                             -----------         ------------
        Net cash provided by (used in)
         operating activities                                    103,000           (2,961,000)
                                                             -----------         ------------

Cash Flows from Investing Activities:
  Additions to property and equipment                           (969,000)            (918,000)
  Proceeds from marketable securites                                   0           10,236,000
  Purchase of marketable securities                                    0           (4,877,000)
  Other assets                                                   (25,000)              (7,000)
                                                             -----------         ------------
        Net cash provided by (used in)
         investing activities                                   (994,000)           4,434,000
                                                             -----------         ------------

Cash Flows from Financing Activities:
  Distribution to Minority Investors                             (55,000)            (114,000)
  Common stock issued                                         10,131,000              113,000
                                                             -----------         ------------
        Net cash provided by (used in)
         financing activities                                 10,076,000               (1,000)
                                                             -----------         ------------

Net Increase in Cash and Cash Equivalents                      9,185,000            1,472,000
Cash and Cash Equivalents at Beginning of
  Period                                                       2,504,000            6,440,000
                                                             -----------         ------------
Cash and Cash Equivalents at End of
  Period                                                     $11,689,000         $  7,912,000
                                                             ===========         ============
Supplemental Disclosure of Cash Paid For:
  Interest                                                   $    28,000         $     15,500
                                                             ===========         ============
  Income taxes                                               $ 2,217,000         $  3,022,000
                                                             ===========         ============

See accompanying Condensed Notes to the Financial Statements.

                   K&G Men's Center, Inc. and Subsidiaries
                       Condensed Notes to the Financial
                            Statements (Unaudited)


1.  UNAUDITED FINANCIAL INFORMATION

     The accompanying financial statements of K&G Men's Center, Inc. and Subsidiaries as of November 2, 1997 and October 27, 1996, and for the nine months then ended, are unaudited. In the opinion of the Company's management, these statements include all adjustments considered necessary for a fair presentation of financial condition and results of operations.

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

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, statements of operations data expressed as a percentage of net sales:

                                                                        Three Months Ended              Nine Months Ended
                                                                  -----------------------------     -------------------------
                                                                  October 27,       November 2,     October 27,   November 2,
                                                                     1996              1997            1996          1997
                                                                  -----------       -----------     -----------   -----------
Net sales                                                            100.0%            100.0%          100.0%        100.0%
Cost of sales, including occupancy cost                               76.7              77.2            76.8          77.2
                                                                     -----            ------           -----         -----
Gross profit                                                          23.3              22.8            23.2          22.8
Selling, general and administrative expenses                          16.6              16.2            16.9          16.1
                                                                     -----            ------           -----         -----
Operating income                                                       6.7               6.6             6.3           6.7
Other income (expenses):
   Interest expense                                                   (0.1)             (0.0)           (0.1)         (0.1)
   Other income, net                                                   0.7               1.0             0.8           1.2
                                                                     -----            ------           -----         -----
Income before income taxes and minority interest
   in earnings of affiliates                                           7.3               7.6             7.0           7.8
Provision for income taxes                                             2.8               3.0             2.7           3.1
                                                                     -----            ------           -----         -----
Income before minority interest  in earnings of affiliates             4.5               4.6             4.3           4.7
Minority interest in earnings of affiliates                           (0.1)             (0.1)           (0.1)         (0.1)
                                                                     -----            ------           -----         -----
Net income                                                             4.4%              4.5%            4.2%          4.6%
                                                                     =====            ======           =====         =====

THREE MONTHS ENDED NOVEMBER 2, 1997 AND OCTOBER 27,  1996.

     Net sales of $26.0 million for the three month period ended November 2, 1997 represents an increase of $6.3 million, or 31.7% over net sales of $19.7 million in the three month period ended October 27, 1996. The increase in net sales is a result of comparable store growth of 19.9% and the opening of six new store since October of 1996. These new stores were all opened in new markets in Columbus, Ohio in November 1996, Cherry Hill, New Jersey in February 1997, Cleveland, Ohio in April 1997, Minneapolis, Minnesota in August 1997, Seattle, Washington in September 1997 and Charlotte, North Carolina in October 1997. Comparable store growth was 11.1% in the third fiscal quarter of 1996.

     Gross profit increased $1.3 million, or 28.8% to $5.9 million in the three month period ended November 2, 1997. Gross profit as a percentage of sales decreased to 22.8% in the three month period ended November 2, 1997 from 23.3% in the three month period ended October 27, 1996. The decrease in gross margin as a percentage of sales is primarily due to the Company's new stores having a higher occupancy cost as a percentage of sales and a lower initial gross margin.

     Selling, general and administrative expenses increased $921,000 or 28.1%, to $4.2 million in the three month period ended November 2, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 16.2% in the three month period ended November 2, 1997, from 16.6% in the three month period ended October 27, 1996. The decrease in selling, general and administrative expense as a percentage of sales is attributable to the following factors. Store expenses, for comparable stores, as a percentage of revenue decreased as the percentage increase in store expenses for comparable stores was less than the comparable sales increases of 19.9%. Additionally, the Company had lower levels of payroll as a percentage of sales. These factors were partially offset by the Company's new stores having a higher level of store expenses as a percentage of sales.

     As a result of the above factors, operating income was $1.7 million for the three month period ended November 2, 1997 compared to $1.3 million in the three month period ended October 27, 1996. Operating income as a percentage of net sales decreased to 6.6% in the three month period ended November 2, 1997 from 6.7% in the three month period ended October 27, 1996.

     The factors discussed above resulted in an increase in net income of $298,000, or 34.3% to $1.2 million for the three month period ended November 2, 1997 from $869,000 in the three month period ended October 27, 1996.

NINE MONTHS ENDED NOVEMBER 2, 1997 AND OCTOBER 27, 1996.

     Net sales of $73.3 million for the nine month period ended November 2, 1997 represents an increase of $17.8 million, or 32.1% over net sales of $55.5 million in the nine month period ended October 27, 1996. The increase in net sales is a result of comparable store growth of 17.6% and the opening of six new store since October of 1996. These new stores were all opened in new markets in Columbus, Ohio in November 1996, Cherry Hill, New Jersey in February 1997, Cleveland, Ohio in April 1997, Minneapolis, Minnesota in August 1997, Seattle, Washington in September 1997 and Charlotte, North Carolina in October 1997. Comparable store growth was 11.1% for the nine month period ended October 27, 1996.

     Gross profit increased $3.8 million, or 29.8% to $16.7 million in the nine month period ended November 2, 1997. Gross profit as a percentage of sales decreased to 22.8% in the nine month period ended November 2, 1997 from 23.2% in the nine month period ended October 27, 1996. The decrease in gross margin as a percentage of sales is primarily due to the Company's new stores having a higher occupancy cost as a percentage of sales and a lower initial gross margin.

     Selling, general and administrative expenses increased $2.4 million or 25.5%, to $11.8 million in the nine month period ended November 2, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 16.1% for the nine month period ended November 2, 1997 from 16.9% in the nine month period ended October 27, 1996. The decrease in selling, general and administrative expense as a percentage of sales is attributable to the following factors. Store expenses, for comparable stores, as a percentage of revenue decreased as the percentage increase in store expenses for comparable stores was less that the comparable sales increases of 17.6%. Additionally, the Company had lower levels of payroll and advertising as a percentage of sales. These factors were partially offset by the Company's new stores having a higher level of store expenses as a percentage of sales.

     As a result of the above factors, operating income was $4.9 million for the nine month period ended November 2, 1997 compared to $3.5 million in the nine month period ended October 27, 1996. Operating income as a percentage of net sales increased to 6.7% in the nine month periods ended November 2, 1997, from 6.3% in the nine month period ended October 27, 1996.

     The factors discussed above resulted in an increase in net income of $1.0 million, or 44.2% to $3.4 million for the nine month period ended November 2, 1997 from $2.4 million in the nine month period ended October 27, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its working capital and capital expenditure requirements from the sale of equity securities, net cash provided by operating activities, through borrowings from related parties and under its bank credit facilities. The Company had working capital of $32.2 million and $29.3 million at November 2, 1997 and February 2, 1997, respectively. The principal use of working capital is to purchase inventory. The Company had $7.9 million in cash and cash equivalents and $10.4 million in marketable securities as of November 2, 1997.

     The Company's capital expenditures totaled $918,000 and $969,000 in the nine months ended November 2, 1997 and October 27, 1996, respectively. These capital expenditures were primarily used to open new stores and upgrade the Company's management information systems.

    The Company currently has a bank credit facility, which expires June 30, 1999, and permits borrowings of up to $5.0 million. The interest rate on this facility is the prime rate less 1% or LIBOR plus 1.5% per annum, at the option of the Company. As of November 2, 1997, K&G had no debt outstanding on this facility.

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

     The Company's primary capital requirements are for the opening of new stores. The Company estimates that the total cash required to open a 15,000 to 20,000 square foot prototype store, including inventory, store fixtures and equipment, leasehold improvements, other net working capital and pre-opening costs (primarily stocking and training), typically ranges from $625,000 to $900,000 depending on landlord assistance and vendor financing. The Company anticipates opening eight to ten new stores in fiscal 1998. The Company believes that the proceeds of its public offerings, internally generated funds, cash on hand and its bank credit facility will be adequate to fund its anticipated needs for the foreseeable future. The success of this planned expansion strategy is dependent upon many factors, including identifying suitable markets and sites for new stores. In addition, the Company must be able to continue to hire, train and retain competent managers and store personnel. The failure of the Company in these areas could adversely affect its planned expansion strategy.

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

                                       K&G Men's Center, Inc.
                                       (Registrant)


Date:  December 12, 1997               /s/ Stephen H. Greenspan
      -------------------              ------------------------
                                       Stephen H. Greenspan
                                       Chairman of the Board,
                                       President and Chief Executive Officer
                                       (principal executive officer)


Date:  December 12, 1997               /s/ John C. Dancu
      -------------------              -----------------
                                       John C. Dancu
                                       Chief Operating and Financial Officer
                                       (principal financial and accounting
                                       officer)