Form 10-K
period 1998-02-01
K&G MENS CENTER INC
filed 1998-05-01
CIK 1004526

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

     For the fiscal year ended February 1, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                        Commission File Number:  0-27348

                             K&G MEN'S CENTER, INC.
                             ----------------------

             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

            Georgia                                                                        58-1898817
--------------------------------------------------------------------------------------------------------------------
(State of other jurisdiction of                                                (I.R.S. Employer Identification No.
incorporation or organization

1225 CHATTAHOOCHEE AVENUE, N.W., ATLANTA, GEORGIA                                                 30318
-------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                        (Zip Code)

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


                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 13, 1998: $131,495,659.

     Number of shares of Common Stock outstanding as of April 13, 1998:
10,140,919

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement of K&G Men's Center, Inc. for its Annual Meeting of Shareholders scheduled to be held June 5, 1998 are incorporated by reference into Part III of this Report. Other than those portions specifically incorporated by reference herein, the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on June 5, 1998 shall not be deemed to be filed as part of this Report.

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

ITEM 1.   BUSINESS
-------  ---------

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

     The Company's 28 stores operating in fifteen states are "destination" stores located primarily in low-cost warehouses easily accessible from major highways and thoroughfares. K&G's stores are open for business on Fridays, Saturdays and Sundays only, typically for a total of 24 hours per week. The Company's stores are operated under the names "K&G Men's Center" and "K&G MenSmart" east of the Mississippi River and "T&C Men's Center" and "T&C MenSmart" west of the Mississippi River. The Company pioneered the weekend strategy in menswear as a means of responding to its customers' shopping habits and creating a sense of urgency to purchase, while facilitating cost control and inventory replenishment. This strategy is an integral element of the Company's retail formula that emphasizes low operating costs, low mark-ups and high inventory turnover to produce attractive store-level economics.

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

     Broad and Consistent Selection of First-Quality Merchandise.   K&G's
abundant merchandise offerings consist of all major categories of men's apparel, including business attire (suits, sportcoats, shirts and ties), casual wear (slacks, shorts, polo-style shirts, sweaters and activewear), formal wear (tuxedos and related furnishings), accessories (underwear, socks, belts, gloves and scarves), outerwear and footwear. In each merchandise category other than accessories, the Company strives to offer its customers a dominant selection of "good-better-best" merchandise that enables the customer to make the value/quality decision that best fits his needs. Recognizing the trend toward casual dressing in the workplace, K&G added casual clothing and sportswear to its tailored clothing selection in 1991, and tailored clothing accounted for less than half of the Company's net sales in fiscal 1997.

     Everyday Low Pricing and Low Mark-Ups.   K&G's pricing strategy is to
enhance customer value by offering "impossible prices" -- everyday low prices (typically 30% to 70% below those charged by traditional department and fine specialty stores) achieved by minimizing the mark-up added to its merchandise. This pricing strategy is designed to drive sales volume and generate high inventory turnover, and contrasts distinctly with the pricing strategies of many department and specialty stores. These stores add a higher mark-up to their merchandise when it first appears on the selling floor, and then later sell the goods at a promotional price that still typically exceeds K&G's everyday low price.

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

     Low-Cost Operations.   The Company seeks to minimize costs throughout its
operations. This low-cost philosophy begins with merchandise purchasing, where the Company consistently seeks to obtain the lowest price available from its vendors. In addition, K&G is able to reduce its rental obligations by locating its stores mainly in low-cost warehouses and secondary strip shopping centers. K&G's weekend-only format reduces payroll costs and eliminates the need for a central distribution center, enabling the Company's vendors to drop-ship most merchandise directly to the stores. Further, word-of-mouth publicity, combined with the efficient implementation and management of K&G's advertising program, results in below industry average advertising expenditures as a percentage of net sales. Through the use of these strategies, the Company is able to minimize its costs and pass those savings along to its customers.

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

     Since October 1995, the Company has opened 20 stores, increasing its store base by over 250% to 28 locations. The 20 stores included two stores each in the Boston, Philadelphia, Long Island, Houston and Washington, D.C. areas and stores in Atlanta, Baltimore, Cleveland, Minneapolis, Seattle, Dallas/Ft. Worth, Charlotte, Kansas City, Kansas, Fairfield, New Jersey and Columbus, Ohio. The Company intends to open seven more stores in fiscal year 1998, for a total of 10 new stores for the fiscal year.

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

     The Company's future operating results will depend largely upon its ability to open and operate new stores successfully and to manage a larger business profitably. The success of K&G's planned expansion strategy is dependent upon many factors, including identifying suitable markets and sites for new stores, negotiating leases with acceptable terms, building or refurbishing stores and obtaining site financing. In addition, the Company must be able to continue to hire, train and retain competent managers and store personnel. The failure of the Company to achieve its expansion goals on a timely basis, obtain acceptance in markets in which it currently has limited or no presence, attract and retain qualified management and other personnel, appropriately upgrade its systems and controls or manage operating expenses could adversely affect the Company's
future operating results.   In addition, the Company's more mature stores
historically have produced higher sales per square foot and higher operating margins than its younger stores. Accordingly, K&G's planned expansion could produce a decrease in the Company's overall sales per square foot and operating margins during fiscal 1998 and fiscal 1999. Finally, opening new stores in existing markets may also reduce sales of existing stores in those markets.

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

     K&G stores stock approximately 18,000 different stockkeeping units ("SKUs") in the following categories: tailored clothing, casual sportswear, dress furnishings and footwear and accessories. The Company's success depends in part on its ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. Accordingly, any failure by the Company to identify and respond to emerging trends could adversely affect consumer acceptance of K&G's merchandise, which in turn could adversely affect the Company's results of operations. The following reflects the percentage of the Company's net sales by major merchandise category for the periods indicated:

                                                  FISCAL 1995           FISCAL 1996            FISCAL 1997
                                              -------------------  ---------------------  ---------------------
Tailored clothing                                           42.6%                  43.1%                  42.5%
Casual sportswear                                           29.2                   28.3                   27.2
Dress furnishings                                           17.0                   16.0                   16.3
Footwear and accessories                                    11.2                   12.6                   14.0

     Tailored clothing, the Company's largest category as a percentage of net sales, consists of in-depth presentations of suits, sportcoats and dress slacks. K&G maintains an average of 3,700 suits in each store. Industry sources indicate that unit sales of men's suits have declined or remained relatively constant over many years. This is primarily attributable to men allocating a lower portion of their disposable income to tailored clothing and to a trend toward more casual dressing in the workplace. Recognizing the trend toward casual dressing in the workplace, K&G entered the casual sportswear business in 1991, and now carries a broad selection of mostly branded sportswear in its stores.

     Pricing. K&G's pricing strategy is to enhance customer value by offering "Impossible Prices" -- everyday low prices (typically 30% to 70% below those charged by traditional department and fine specialty stores) achieved by minimizing the mark-up added to its merchandise. This pricing strategy is designed to drive sales volume and generate high inventory turnover, and contrasts distinctly with the pricing strategies of department and specialty stores. These stores typically add a substantial mark-up to their merchandise when it first appears on the selling floor, and then later sell the goods at a promotional price that still typically exceeds K&G's everyday low price. K&G affixes a ticket to each item that lists the suggested retail price of the item and then lists the Company's everyday low price. For example, the Company's suits are typically priced between $99.90 and $179.90 and have comparable suggested retail prices between $300.00 and $500.00. Most of the suits sold by the Company are 100% wool fabric. K&G sells 100% silk ties for $7.90 and 100% cotton button-down pinpoint oxford dress shirts for $19.90. The Company's other merchandise categories exhibit similar values. For example, the Company's long-sleeve casual shirts are typically priced between $14.90 and $29.90 and have comparable suggested retail prices between $30.00 and $60.00.

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

     Store Operations. All of the functions that are central to the Company's operating strategy, including purchasing, pricing, store layout and advertising, are controlled from corporate headquarters rather than at the individual store level. The Vice President of Store Operations, three regional managers and the individual store managers are responsible for managing the stores' operations. K&G intends to hire additional regional managers as it increases its number of stores. Store managers are responsible for receiving and stocking store merchandise according to corporate guidelines and for hiring and supervising store employees. Store managers currently participate in an incentive-based compensation program based on individual store performance.

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

PURCHASING AND DISTRIBUTION

     K&G purchases merchandise from approximately 250 vendors. The Company enjoys long-standing working relationships with many of these vendors, creating a continuity of buying opportunities for first-quality, current-season merchandise. To foster these relationships and buying opportunities, K&G does not request markdown allowances, avoids merchandise returns (except for damaged or non-conforming goods) and buys in large volumes. The Company does not have long-term or exclusive contracts with any of its vendors. A disruption of vendor relationships could adversely affect the Company's business. Although management believes that the Company's relations with its vendors currently are satisfactory and that the Company currently has adequate sources of brand name and private label merchandise, there can be no assurance that the Company will be able to acquire such merchandise. In fiscal 1997, no more than 9.95% of K&G's purchases were from any single vendor.

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

ADVERTISING

     The Company's annual advertising expenditures are relatively low compared to other major retailers. Advertising expenditures were $2.0 million, $3.5 million and $4.2 million in fiscal 1995, fiscal 1996 and the fiscal 1997, or 3.3%, 3.9% and 3.8% of net sales, respectively. K&G allocates the majority of its advertising budget to newspaper and radio advertising. The Company typically advertises heavily in a new store market during its first year of operation in that market. While the Company does not advertise the brand names of the men's apparel that it sells, its advertisements feature the "fabric integrity" of its merchandise, the quantities of merchandise available in various categories and the price points for K&G's merchandise as compared to the suggested retail price. These advertisements are designed to ensure that K&G's customers recognize the quality, broad selection and everyday low prices of the Company's merchandise.

     Management believes the Company enjoys substantial word-of-mouth publicity from its customer base, and that this word-of-mouth publicity accounts for a significant portion of the Company's new customers in markets where the Company has existing stores.

MANAGEMENT INFORMATION SYSTEMS

     The Company's merchandising, financial reporting and in-store activities are currently supported by fully-integrated, point-of-sale inventory and management information systems. These systems rely on a Client-server network which includes a cluster of IBM RS 6000 and Compaq database and application servers. These systems allow management to monitor inventory and store operations on a daily basis and to determine weekly sales and gross margin results by store. All merchandise is bar-coded and scanned at the point of sale, which adjusts the inventory of each store automatically and records sales as customers check out. The Company utilizes scanners at the receiving level to enhance its ability to purchase, track and receive merchandise on an efficient and timely basis.

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

     The Company has completed a preliminary evaluation of its management information systems and structure for the year 2000 compliance, and has determined that its point of sale cash register systems are the only application that will require significant modification to be in compliance. The Company has developed a plan to replace its current registers with a year 2000 compliant PC-based register system. The costs to purchase and implement these register systems will be capitalized as incurred and are estimated to average $16,000 to $19,000 per individual store location. Under the Company's plan, the PC registers will be fully implemented and operational at all of its existing and future store locations prior to the December 31, 1999 deadline. The Company does not believe that the costs to modify any of its other current systems to be year 2000 compliant will be material to its financial condition or results of operations. The Company does not currently have any information concerning the Year 2000 compliance of its suppliers. In the event that any of the Company's significant suppliers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

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

EMPLOYEES

     At February 1, 1998, the Company's work force consisted of approximately 172 full-time and 297 part-time employees. Employment levels vary during the year and peak during the holiday selling season.

TRADEMARKS

     The Company owns the federally registered trademark MenSmart. The Company's stores are operated under the tradenames K&G Men's Center, K&G MenSmart, T&C Men's Center and T&C MenSmart.


  ITEM 2.  PROPERTIES.
---------  -----------

     At February 1, 1998, K&G operated 25 stores in 14 states as follows:

Colorado                                                1
Georgia                                                 3
Indiana                                                 1
Kansas                                                  1
Maryland                                                2
Massachusetts                                           2
Minnesota                                               1
New Jersey                                              3
New York                                                2
North Carolina                                          1
Ohio                                                    3
Texas                                                   3
Virginia                                                1
Washington                                              1

     Since February 1, 1998, the Company has opened one store in Philadelphia and two stores in Houston.

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

     The Company's stores average 17,543 gross square feet and range in size from 12,000 to 30,000 gross square feet. The Company has created a 15,000 to 20,000 square foot prototype store. Store leases typically have terms to maturity of five to ten years.

     The Company leases approximately 100,000 gross square feet of space at its corporate headquarters in Atlanta, which includes store, office and warehouse space.

ITEM 3.   LEGAL PROCEEDINGS.
-------  -------------------

     The Company is not a party to any material pending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  -----------------------------------------------------

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
-------  -----------------------------------------------------------------
         MATTERS.
         --------

     Following the Company's initial public offering of Common Stock on January 24, 1996 at $6.67 per share, the Company's Common Stock has been traded on the NASDAQ National Market System under the symbol "MENS." The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices for the Common Stock, as reported by NASDAQ:

FISCAL YEAR ENDED JANUARY 28, 1996                                            High                    LOW
                                                                     ----------------------  ----------------------
 Fourth Quarter                                                                      $ 7.17                  $ 7.00

FISCAL YEAR ENDED FEBRUARY 2, 1997                                            High                    Low
                                                                     ----------------------  ----------------------
 First Quarter                                                                       $12.83                  $ 7.25
 Second Quarter                                                                       14.83                   10.33
 Third Quarter                                                                        17.00                   13.17
 Fourth Quarter                                                                       18.50                   14.83

FISCAL YEAR ENDED FEBRUARY 1, 1998                                            HIGH                    Low
                                                                     ----------------------  ----------------------
 First Quarter                                                                        20.00                   16.25
 Second Quarter                                                                       22.88                   15.00
 Third Quarter                                                                        23.00                   18.75
 Fourth Quarter                                                                       21.00                   18.38

     On April 13, 1998, there were approximately 52 record holders of Common Stock and approximately 2,900 persons or entities who hold common stock in nominee name.

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

ITEM 6.   SELECTED FINANCIAL DATA
-------  ------------------------

                      SELECTED CONSOLIDATED FINANCIAL DATA

          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

     The selected consolidated financial data below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The statement of operations and balance sheet data set forth below for the years ended January 28, 1996 (fiscal 1995), February 2, 1997 (fiscal 1996) and February 1, 1998
(fiscal 1997), and as of those dates have been derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, the Company's independent accountants. All of the share and per share information set forth below has been retroactively adjusted to give effect to a 3-for-2 stock split effected April 25, 1997.



                                                   January 28, 1996   February 2, 1997   February 1, 1998
                                                   ----------------   ----------------   ----------------
Statement of Operations Data:
Net sales                                              $60,027            $88,104            $112,795
Cost of sales, including occupancy costs                45,594             67,344              86,513
                                                       -------            -------            --------
Gross profit                                            14,433             20,760              26,282
Selling, general and administrative expenses             9,295             13,752              16,675
                                                       -------            -------            --------
Operating income                                         5,138              7,008               9,607
Other income (expense):
Interest expense                                           (55)               (43)                (29)
Other income, net                                          220                735               1,166
                                                       -------            -------            --------

Income before income taxes and minority interest in
 earnings loss of affiliates                             5,303              7,700              10,744

Provision for income taxes                               2,079              2,991               4,189
                                                       -------            -------            --------
Income before minority interest in earnings of
 affiliates                                              3,224              4,709               6,555

Minority interest in earnings of affiliates                (38)              (125)               (172)
                                                       -------            -------            --------
Net income                                               3,186              4,584               6,383
Dividends on Redeemable Common Stock, Series B            (230)                --                  --
                                                       -------            -------            --------
Net income applicable to Common Stock, Series A        $ 2,956            $ 4,584            $  6,383
 shareholders                                          =======            =======            ========
Basic earnings per share                                 $0.40              $0.47               $0.63
                                                       =======            =======            ========
Diluted earnings per share                               $0.40              $0.47               $0.63
                                                       =======            =======            ========
Weighted average common and common equivalent shares     7,875              9,682              10,118
 outstanding (000's)                                   =======            =======            ========

Weighted average common shares outstanding assuming      7,875              9,787              10,211
 dilution (000's)                                      =======            =======            ========

SELECTED OPERATING DATA:
Comparable store sales increase(1)                        11.9%              12.4%               13.0%
Stores open at end of period                                11                 17                  25
Average sales per square foot of selling area(2)       $   517            $   436            $    404

BALANCE SHEET DATA (AT PERIOD END)(3):
Working capital                                        $ 7,813            $29,305            $ 35,025
Total assets                                            17,203             42,384              47,931
Total debt                                                 205                205                 205
Shareholders' equity                                     2,643             31,280              37,817

(1) New stores become comparable stores beginning in their fourteenth full month of operation. Fiscal 1996 comparable store sales income is calculated on the first 52-weeks in fiscal 1996 compared to 52-weeks in fiscal 1995. Fiscal 1996 was a 53-week period, and comparable store sales based on the 53-weeks of fiscal 1996 compared to the 52-weeks of 1995 were 14.4%. Fiscal 1997 comparable store sales increase was calculated using the comparable 52-week period of fiscal 1997 and 1996. Fiscal 1997 was a 52-week period, and comparable store sales based on the 52-weeks of fiscal 1997 compared to the 53-weeks of fiscal 1996 were 12.0%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

(2) Average sales per square foot of selling area is calculated by dividing selling square footage for all stores open the entire period into net sales for those stores. Selling area excludes administrative, storage, alterations and fitting areas.

(3) The Company effected its initial public offering on January 24, 1996 (before fiscal 1995 year end). This transaction closed on January 30, 1996 (after year end). The transaction has not been reflected on the Company's financial statements as of January 28, 1996.

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE FINANCIAL STATEMENTS AND NOTES THERETO OF THE COMPANY INCLUDED HEREIN.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------  ----------------------------------------------------------------
Results of Operations.
----------------------

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

     Since October 1995, the Company has opened 20 stores, increasing its store base by over 250% to 28 locations. The 20 stores included two stores each in the Boston, Philadelphia, Long Island, Houston and Washington, D.C. areas and stores in Atlanta, Baltimore, Cleveland, Minneapolis, Seattle, Dallas/Ft. Worth, Charlotte, Kansas City, Kansas, Fairfield, New Jersey and Columbus, Ohio. The Company intends to open seven more stores in fiscal year 1998, for a total of 10 new stores for the fiscal year.

     The Company has experienced a 47% compounded annual growth rate in net sales since 1991, with comparable store sales increases every year since inception. Management believes that a significant portion of the Company's comparable store sales increases are due to word-of-mouth publicity provided by its customers, which is supported by local advertising. The following table sets forth certain operating statistics for the Company since fiscal 1991 (dollars in thousands):

                                                                         FISCAL YEAR
                                        ------------------------------------------------------------------------------
                                          1991      1992       1993        1994      1995       1996          1997
                                        --------  --------  -----------  --------  --------  -----------  ------------
Net sales                               $16,568   $29,712   $37,081      $49,801   $60,027   $88,104      $112,795
Comparable store sales increase            53.3%     37.1%      7.9%(1)     17.2%     11.9%     12.4%(2)      13.0%(3)
Number of stores at end of period             4         5         7            9        11        17            25

(1) In fiscal 1993, the Company opened a second store in Atlanta, which had the effect of reducing comparable store sales growth at K&G's original Atlanta store.

(2) Fiscal 1996 comparable store sales increase is calculated on the first 52-weeks in fiscal 1996 compared to the 52 weeks in fiscal 1995. Fiscal 1996 was a 53-week period, and comparable store sales based on the 53-weeks of fiscal 1996 compared to the 52-weeks of 1995 were 14.4%.

(3) Fiscal 1997 comparable store sales increase is calculated using the comparable 52-week period of fiscal 1997 and 1996. Fiscal 1997 was a 52-week period, and comparable store sales based on the 52-weeks of fiscal 1997 compared to the 53-weeks of fiscal 1996 were 12.0%.

     As the Company expands, it will continue its strategy of offering everyday low prices, which results in the Company having a lower gross margin and a higher inventory turnover than many of its competitors. K&G also plans to maintain its position as a low-cost provider of men's apparel through continued control of store and corporate expenses. The Company intends to open 10 stores in fiscal 1998, and 10 to 12 new stores in fiscal 1999. Given the Company's expansion, the Company's store base will include a relatively high proportion of younger stores, which have yet to reach maturity. The Company's more mature stores historically have produced higher sales per square foot and higher operating margins than its younger stores. K&G's planned expansion is expected to produce a decrease in the Company's overall sales per square foot and operating margins. Increases in the level of advertising and pre-opening expenses associated with the opening of new stores may also contribute to a decrease in the Company's operating margins. Finally, opening new stores in existing markets may also reduce sales of existing stores in those markets.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of net sales:

                                                                            FISCAL YEAR
                                                                1995            1996            1997
                                                           --------------  --------------  --------------
Net sales                                                          100.0%          100.0%          100.0%
Cost of sales, including occupancy costs                            76.0            76.4            76.7
                                                                   -----           -----           -----
Gross profit                                                        24.0            23.6            23.3
Selling, general and administrative expenses                        15.5            15.6            14.8
                                                                   -----           -----           -----
Operating income                                                     8.5             8.0             8.5
Other income (expense):
   Interest expense                                                 (0.1)           (0.1)             --
   Other income, net                                                 0.4             0.8             1.0
                                                                   -----           -----           -----
Income before income taxes and minority interest in
 earnings of affiliates                                              8.8             8.7             9.5

Provision for income taxes                                           3.4             3.4             3.7
                                                                   -----           -----           -----
Income before minority interest in earnings of
 affiliates                                                          5.4             5.3             5.8

Minority interest in earnings of affiliates                         (0.1)           (0.1)           (0.1)
                                                                   -----           -----           -----
Net income                                                           5.3             5.2             5.7
Dividends on Redeemable Common Stock, Series B                      (0.4)             --              --
                                                                   -----           -----           -----
Net income applicable to Common Stock, Series A
 shareholders                                                        4.9%            5.2%            5.7%
                                                                   =====           =====           =====

Fiscal 1997 Compared to Fiscal 1996

     Net sales of $112.8 million in fiscal 1997 represents an increase of $24.7 million, or 28.0%, over net sales of $88.1 million in fiscal 1996. On a comparable store basis, (computed using the comparable 52-week periods of fiscal years 1997 and 1996) sales increased 13.0% for fiscal 1997, compared to 12.4% for fiscal 1996. Fiscal year 1997 was a 52-week period and fiscal year 1996 was a 53-week period. The increase in sales is the result of the Company's strong comparable store sales, and the opening of eight new stores during fiscal 1997, partially offset by the 53rd-week of sales included in 1996. In fiscal year 1997, the Company opened stores in five new markets: Charlotte, North Carolina, Minneapolis, Minnesota, Cleveland, Ohio, Seattle, Washington and Cherry Hill, New Jersey, a suburb of metropolitan Philadelphia. The Company added three other stores in existing markets: Fairfield, New Jersey, the Northern New Jersey market, Arlington, Texas, the Dallas/Ft. Worth market, and Queens, New York, the Long Island, New York market.

     Gross profit increased $5.5 million, or 26.6%, to $26.3 million in fiscal 1997. Gross profit as a percentage of sales decreased to 23.3% in fiscal 1997 from 23.6% in fiscal 1996. The decrease in gross margin as a percentage of sales is primarily due to the Company's new stores having a higher occupancy cost as a percentage of sales and a lower initial gross margin.

     Selling, general and administrative expenses increased $2.9 million or 21.3%, to $16.7 million in fiscal 1997. Selling, general and administrative expenses as a percentage of sales decreased to 14.8% in fiscal 1997 from 15.6% in fiscal 1996. The decrease in selling, general and administrative expenses as a percentage of sales is attributable to lower levels of advertising and payroll as a percentage of sales.

     Operating income increased to $9.6 million in fiscal 1997 compared to $7.0 million in fiscal 1996, a 37.1% increase. Operating income as a percentage if sales increased to 8.5% in fiscal 1997 from 8.0% in fiscal 1996.

     Other income, net was $1.2 million in fiscal year 1997 compared to $735,000 in fiscal 1996. The increase was due to a higher level of cash investments during fiscal 1997 due to a higher level of yearly average cash balances.

     The factors discussed above resulted in an increase in net income of $1.8 million, or 39.3% to $6.4 million for fiscal 1997, from $4.6 million in fiscal 1996. Net income as a percentage of sales equaled 5.7% in fiscal 1997, compared to 5.2% in fiscal 1996.

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

QUARTERLY RESULTS, SEASONALITY AND INFLATION

     The Company's business is seasonal in nature with the fourth quarter, which includes the holiday selling season, accounting for the largest percentage of the Company's net sales volume and operating profitability in any given year. During fiscal 1997, the fourth quarter accounted for approximately 35% of the Company's net sales and approximately 49% of the Company's operating income. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year. In addition, quarterly results of operations are affected by the timing and amount of sales and costs associated with the opening of new stores.

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

                                           May 4,               August 3,            November 2,            February 1,
                                            1997                  1997                  1997                  1998
                                      -----------------     -----------------     -----------------     ------------------
Fiscal 1997:
Net Sales.................               $23,742               $23,542               $25,981                 $39,530
Gross Profit..............                 5,452                 5,337                 5,929                   9,564
Operating Income..........                 1,660                 1,553                 1,726                   4,668
Net Income................                 1,146                 1,086                 1,167                   2,984

                                          April 28,              July 28,            October 27,            February 2,
                                            1996                  1996                  1996                    1997
                                      -----------------     -----------------     -----------------     ------------------
Fiscal 1996:
Net Sales.................               $17,528               $18,217               $19,723                 $32,636
Gross Profit..............                 4,123                 4,153                 4,604                   7,880
Operating Income..........                 1,120                 1,052                 1,322                   3,514
Net Income................                   769                   720                   869                   2,226

                                          April 30,              July 30,            October 29,            January 28,
                                            1995                  1995                  1995                    1996
                                      -----------------     -----------------     -----------------     ------------------
Fiscal 1995:
Net Sales.................               $12,437               $12,666               $12,717                 $22,207
Gross Profit..............                 3,012                 2,919                 3,077                   5,425
Operating Income..........                 1,125                   789                   990                   2,234
Net Income................                   695                   494                   631                   1,366

     Inflation can affect the costs incurred by the Company in the purchase of its merchandise, the leasing of its stores and certain components of its selling, general and administrative expenses. To date, inflation has not adversely affected the Company's business, although there can be no assurance that inflation will not have a material adverse effect in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its working capital and capital expenditure requirements from proceeds from the sale of equity securities, net cash provided by operating activities and through borrowings from related parties and under its bank credit facilities. The Company had working capital of $7.8 million, $29.3 million and $35.0 million at the end of fiscal 1995, 1996 and 1997, respectively. The principal use of working capital is to purchase inventory. The Company had $21.3 million in cash and marketable securities as of February 1, 1998.

     The Company's capital expenditures totaled $885,000, $1,128,000 and $1,261,000 in fiscal 1995, fiscal 1996 and fiscal 1997, respectively. These capital expenditures were primarily used to open new stores and upgrade the Company's management information systems. In fiscal 1994, the Company incurred indebtedness of $560,000 to certain parties in connection with the opening of new stores. Most of this indebtedness was incurred in the first nine months of fiscal 1994. As of February 1, 1998, $205,000 of this amount remained outstanding. See Note 4 of Notes to Consolidated Financial Statements.

     The Company currently has a bank credit facility, which expires June 30, 1999, and permits borrowings of up to $5.0 million. The interest rate on this facility is the prime rate less 1% or LIBOR plus 1.5% per annum, at the option of the Company. As of February 1, 1998, K&G had no debt outstanding on this facility.

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

     The Company's primary capital requirements are for the opening of new stores. The Company estimates that the total cash required to open a 15,000 to 20,000 square foot prototype store, including inventory, store fixtures and equipment, leasehold improvements, other net working capital and pre-opening costs (primarily stocking and training), typically ranges from $625,000 to $900,000 depending on landlord assistance and vendor financing. The Company intends to open 10 new stores in fiscal 1998. The Company believes that the proceeds from its offerings, internally generated funds, cash on hand and its bank credit facility will be adequate to fund its anticipated needs for the foreseeable future.

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

     Expansion. The Company's future operating results will depend largely upon its ability to open and operate new stores successfully and to manage a larger business profitably. The success of K&G's planned expansion strategy is dependent upon many factors, including identifying suitable markets and sites for new stores. In addition, the Company must be able to continue to hire, train and retain competent managers and store personnel. The failure of the Company to achieve its expansion goals on a timely basis, obtain acceptance in markets in which it currently has limited or no presence and operate these stores on a profitable basis, attract and retain qualified management and other personnel, appropriately upgrade its systems and controls or manage operating expenses could adversely affect the Company's future operating results.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  ---------------------------------------------

     The financial statements and supplementary financial information required by this item are filed as part of this Report on Form 10-K on pages F-1 through F-14 immediately preceding the signature page to this Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ----------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ----------------------------------------------------

     The information required by this item is incorporated by reference to information to be included under the caption "Election of Directors-Nominees for Election," "-Executive Officers" and "-Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on June 5, 1998.

ITEM 11.   EXECUTIVE COMPENSATION.
--------  ------------------------

     The information required by this item is incorporated by reference to information to be included under the captions "Election of Directors-Additional Information Concerning the Board of Directors" and "Executive Compensation-Executive Compensation Tables" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on June 5, 1998.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ----------------------------------------------------------------

     The information required by this item is incorporated by reference to information to be included under the caption "Beneficial Ownership of Common Stock" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on June 5, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  ------------------------------------------------

     The information required by this item is incorporated by reference to information to be included under the caption "Executive Compensation-Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on June 5, 1998.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
--------  --------------------------------------------------------

(A)  1.  FINANCIAL STATEMENTS

     The following consolidated financial statements of K&G Men's Center, Inc. and its subsidiaries are included in Part II, Item 8.

Report of Independent Public Accountants.............................................................    F-2
Consolidated Balance Sheets as of February 2, 1997 and February 1, 1998..............................    F-3
Consolidated Statements of Operations for the fiscal years ended January 29, 1996, February 2, 1997
 and February 1, 1998................................................................................    F-4
Consolidated Statements of Shareholders' Equity for the fiscal years ended February 2, 1997 and          F-5
 February 1, 1998....................................................................................
Consolidated Statements of Cash Flows for the fiscal years ended January 28, 1996, February 2, 1997      F-6
 and February 1, 1998................................................................................
Notes to Consolidated Financial Statements...........................................................    F-7

     2.  FINANCIAL STATEMENT SCHEDULES

     All such schedules are omitted because they are no applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     3.  EXHIBITS

NUMBER
Description                                                    DESCRIPTION
-----------------------  ----------------------------------------------------------------------------------------
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

10.3*                    Employment Agreement, dated as of May 10, 1995, between K&G Men's Center, Inc. and
                         Martin Schwartz.

10.4*                    Employment Agreement, dated as of March 25, 1995, between K&G Men's Center, Inc. and
                         John C. Dancu.

10.5*                    K&G Men's Center, Inc. Stock Option Plan for Employees.

10.6*                    Lease Agreement, dated as of January 23, 1992, between G&R, Inc. and K&G Liquidation
                         Centers, Inc.

NUMBER
Description                                                    DESCRIPTION
-----------------------  ----------------------------------------------------------------------------------------
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

11.1*                    K&G Men's Center, Inc. Director Stock Option Plan.

21.1*                    List of Registrant's Subsidiaries.

23.1                     Consent of Arthur Andersen LLP.

24*                      Power of Attorney.

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

                                     K&G Men's Center, Inc.


Date:  April 24, 1998                By: /s/ Stephen H. Greenspan
                                         Stephen H. Greenspan
                                         Chairman of the Board, President and
                                         Chief Executive Officer


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on April 24, 1998.

                       Signature                                                  Title
-------------------------------------------------------  -------------------------------------------------------
               /s/ Stephen H. Greenspan                  Chairman of the Board, President and Chief Executive
-------------------------------------------------------  Officer (principal executive officer)
                   Stephen H. Greenspan

               /s/ John C. Dancu                         Chief Operating Officer and Chief Financial Officer
-------------------------------------------------------  (principal financial and accounting officer),
                   John C. Dancu                         Assistant Secretary and Director.

               /s/ Campbell B. Lanier, III               Director
-------------------------------------------------------
                   Campbell B. Lanier, III

               /s/ Donald W. Burton                      Director
-------------------------------------------------------
                   Donald W. Burton

               /s/ W. Paul Ruben                         Director
-------------------------------------------------------
                   W. Paul Ruben

               /s/ James W. Ingles                       Director
-------------------------------------------------------
                   James W. Ingles

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                         NUMBER
                                                                                                       ----------
CONSOLIDATED FINANCIAL STATEMENTS OF K&G MEN'S CENTER, INC. AND SUBSIDIARIES:

   Report of Independent Public Accountants..........................................................     F-2

   Consolidated Balance Sheets as of February 2, 1997 and February 1, 1998...........................     F-3

   Consolidated Statements of Operations for the fiscal years ended January 28, 1996,
       February 2, 1997, and February 1, 1998........................................................     F-4

   Consolidated Statements of Shareholders' Equity for the fiscal years ended January 28, 1996,
       February 2, 1997, and February 1, 1998........................................................     F-5

   Consolidated Statements of Cash Flows for the fiscal years ended January 28, 1996,
       February 2, 1997, and February 1, 1998........................................................     F-6

   Notes to Consolidated Financial Statements........................................................     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
Shareholders of K&G Men's Center, Inc.:


     We have audited the accompanying consolidated balance sheets of K&G Men's Center, Inc. (a Georgia corporation) and subsidiaries as of February 2, 1997 and February 1, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 1, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K&G Men's Center, Inc. and subsidiaries as of February 2, 1997 and February 1, 1998 and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1998 in conformity with generally accepted accounting principles.




                                            ARTHUR ANDERSEN LLP



Atlanta, Georgia
March 17, 1998

                     K&G MEN'S CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         FEBRUARY 2,    FEBRUARY 1,
                                                                                            1997          1998
                                                                                        -------------  ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.......................................................     $  6,440,000   $  3,631,000
   Marketable securities...........................................................       15,794,000     17,678,000
   Accounts receivable.............................................................          999,000      1,435,000
   Merchandise inventory...........................................................       15,839,000     20,948,000
   Other assets....................................................................          817,000        869,000
                                                                                        -------------  ------------
        Total current assets.......................................................       39,889,000     44,561,000
                                                                                        -------------  ------------
PROPERTY AND EQUIPMENT:
   Furniture and fixtures..........................................................        1,129,000      1,646,000
   Computer equipment..............................................................          509,000        645,000
   Leasehold improvements..........................................................        1,780,000      2,388,000
                                                                                        -------------  ------------
                                                                                           3,418,000      4,679,000
   Less accumulated depreciation...................................................       (1,287,000)    (1,752,000)
                                                                                        -------------  ------------
     Property and equipment, net...................................................        2,131,000      2,927,000
                                                                                        -------------  ------------
OTHER ASSETS, net..................................................................          364,000        443,000
                                                                                        -------------  ------------
        Total assets...............................................................      $42,384,000    $47,931,000
                                                                                        =============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable................................................................     $  7,410,000   $  5,432,000
   Sales taxes payable.............................................................          760,000        863,000
   Accrued expenses................................................................        1,540,000      1,880,000
   Income taxes payable............................................................          874,000      1,361,000
                                                                                        -------------  ------------
        Total current liabilities..................................................       10,584,000      9,536,000
                                                                                        -------------  ------------
NOTES PAYABLE......................................................................          205,000        205,000
                                                                                        -------------  ------------
COMMITMENTS (Note 6)
MINORITY INTEREST..................................................................          315,000        373,000
                                                                                        -------------  ------------
SHAREHOLDERS' EQUITY:
   Preferred Stock, $.01 par value; 2,000,000 shares authorized and unissued.......                0              0
   Common Stock, $.01 par value; 20,000,000 shares authorized, 10,104,525
     and 10,127,482 shares issued and outstanding, respectively....................          101,000        101,000
   Additional paid-in capital......................................................       25,028,000     25,182,000
   Retained earnings...............................................................        6,151,000     12,534,000
                                                                                        -------------  ------------
        Total shareholders' equity.................................................       31,280,000     37,817,000
                                                                                        -------------  ------------
        Total liabilities and shareholders' equity.................................      $42,384,000    $47,931,000
                                                                                        =============  ============

The accompanying notes are an integral part of these onsolidated balance sheets.

                     K&G MEN'S CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                FISCAL YEARS ENDED
                                                                   -----------------------------------------------
                                                                   JANUARY 28,      FEBRUARY 2,       FEBRUARY 1,
                                                                      1996              1997             1998
                                                                   -----------      -----------       ------------
NET SALES.................................................         $60,027,000      $88,104,000       $112,795,000

COST OF SALES, including occupancy costs..................          45,594,000       67,344,000         86,513,000
                                                                   -----------      -----------       ------------
GROSS PROFIT..............................................          14,433,000       20,760,000         26,282,000

SELLING, GENERAL, AND ADMINISTRATIVE
   EXPENSES...............................................           9,295,000       13,752,000         16,675,000
                                                                   -----------      -----------       ------------
OPERATING INCOME..........................................           5,138,000        7,008,000          9,607,000

OTHER INCOME (EXPENSE):
   Interest expense.......................................             (55,000)         (43,000)           (29,000)
   Other income, net......................................             220,000          735,000          1,166,000
                                                                   -----------      -----------       ------------
INCOME BEFORE INCOME TAXES AND
   MINORITY INTEREST IN EARNINGS
   OF AFFILIATES..........................................           5,303,000        7,700,000         10,744,000

PROVISION FOR INCOME TAXES................................           2,079,000        2,991,000          4,189,000
                                                                   -----------      -----------       ------------
INCOME BEFORE MINORITY INTEREST IN
   EARNINGS OF AFFILIATES.................................           3,224,000        4,709,000          6,555,000

MINORITY INTEREST IN EARNINGS OF
   AFFILIATES.............................................             (38,000)        (125,000)          (172,000)
                                                                   -----------      -----------       ------------
NET INCOME................................................           3,186,000        4,584,000          6,383,000

DIVIDENDS ON REDEEMABLE COMMON
STOCK, SERIES B...........................................            (230,000)               0                  0
                                                                   -----------      -----------       ------------

NET INCOME APPLICABLE TO COMMON
STOCK, SERIES A ..........................................         $ 2,956,000      $ 4,584,000         $6,383,000
                                                                   ===========      ===========       ============

BASIC EARNINGS PER SHARE..................................               $0.40            $0.47              $0.63
                                                                   ===========      ===========       ============

DILUTED EARNINGS PER SHARE................................               $0.40            $0.47              $0.63
                                                                   ===========      ===========       ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING............................................           7,875,000        9,682,320         10,117,555
                                                                   ===========      ===========       ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING ASSUMING DILUTION..........................           7,875,000        9,786,925         10,210,911
                                                                   ===========      ===========       ============

 The accompanying notes are an integral part of these consolidated statements.

                     K&G MEN'S CENTER, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      COMMON STOCK         ADDITIONAL
                                                 ----------------------     PAID-IN       RETAINED
                                                   SHARES       AMOUNT      CAPITAL       EARNINGS       TOTAL
                                                 ----------   ---------   ------------  ------------  ------------
BALANCE, January 29, 1995...................      7,875,000   $  79,000   $  1,223,000  $  4,885,000  $  6,187,000
   Stock redemption.........................     (1,706,513)    (17,000)      (226,000)   (6,257,000)   (6,500,000)
   Net income...............................              0           0              0     3,186,000     3,186,000
   Dividend on Redeemable Common Stock,
     Series B...............................              0           0              0      (230,000)     (230,000)
                                                 ----------   ---------   ------------  ------------  ------------
BALANCE, January 28, 1996...................      6,168,487      62,000        997,000     1,584,000     2,643,000
   Initial public offering, net of expenses.      1,691,250      17,000     10,115,000             0    10,132,000
   Conversion of Redeemable Common
     Stock, Series B and Common Stock
     Series A to Common Stock...............      1,706,513      17,000      6,475,000       (17,000)    6,475,000
   Issuance of Common Stock, net of expenses        538,275       5,000      7,441,000             0     7,446,000
   Net income...............................              0           0              0     4,584,000     4,584,000
                                                 ----------   ---------   ------------  ------------  ------------
BALANCE, February 2, 1997...................     10,104,525     101,000     25,028,000     6,151,000    31,280,000
   Issuance of stock for stock option exercise       22,957           0        154,000             0       154,000
   Net income...............................              0           0              0     6,383,000    6,383,0000
                                                 ----------   ---------   ------------  ------------  ------------
BALANCE, February 1, 1998...................     10,127,482    $101,000    $25,182,000   $12,534,000   $37,817,000
                                                 ==========   =========   ============  ============  ============

 The accompanying notes are an integral part of these consolidated statements.

                     K&G MEN'S CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FISCAL YEARS ENDED
                                                                   -----------------------------------------------
                                                                   JANUARY 28,      FEBRUARY 2,       FEBRUARY 1,
                                                                      1996              1997             1998
                                                                   ----------       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.............................................        $3,186,000       $  4,584,000      $  6,383,000
    Adjustments to reconcile net income to net cash
       provided by operating activities:
           Minority interest in earnings of affiliates.....            38,000            125,000           172,000
           Depreciation and amortization...................           330,000            409,000           479,000
           Deferred income tax provision (benefit).........          (275,000)                 0             8,000
           Loss on disposal of fixed assets................            40,000                  0                 0
           Changes in assets and liabilities:
              Accounts receivable..........................          (317,000)          (272,000)         (436,000)
              Merchandise inventory........................        (2,953,000)        (4,691,000)       (5,109,000)
              Other assets, net............................          (591,000)           252,000          (105,000)
              Accounts payable.............................         1,306,000          2,216,000        (1,978,000)
              Sales taxes payable..........................           368,000            157,000           103,000
              Accrued expenses.............................           299,000            321,000           340,000
              Income taxes payable.........................            76,000            255,000           487,000
                                                                   ----------       ------------      ------------
                 Total adjustments.........................        (1,679,000)        (1,228,000)       (6,039,000)
                                                                   ----------       ------------      ------------
                 Net cash provided by operating activities.         1,507,000          3,356,000           344,000
                                                                   ----------       ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment....................          (885,000)        (1,128,000)       (1,261,000)
    Purchase of marketable securities......................                 0        (15,794,000)      (17,658,000)
    Sale of marketable securities..........................                 0                  0        15,774,000
    Other assets...........................................                 0            (21,000)          (48,000)
                                                                   ----------       ------------      ------------
                 Net cash used in investing activities.....          (885,000)       (16,943,000)       (3,193,000)
                                                                   ----------       ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Redemption of Common Stock, Series A...................        (6,501,000)                 0                 0
    Issuance of Redeemable Common Stock, Series B..........         6,476,000                  0                 0
    Repayments of long-term debt...........................          (121,000)                 0                 0
    Repayments of notes payable............................          (349,000)                 0                 0
    Distributions to minority investors....................                 0            (55,000)         (114,000)
    Issuance of common stock...............................                 0         17,578,000           154,000
                                                                   ----------       ------------      ------------
                 Net cash provided by (used in)
                     financing activities..................          (495,000)        17,523,000            40,000
                                                                   ----------       ------------      ------------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS.......................................           127,000         3,936,000         (2,809,000)
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD....................................        2,377,000          2,504,000          6,440,000
                                                                   ----------       ------------      ------------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD..........................................        $2,504,000       $  6,440,000      $  3,631,000
                                                                   ==========       ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
    Interest...............................................       $   125,000     $       23,000     $      20,000
                                                                   ==========       ============      ============
    Income taxes...........................................        $2,278,000       $  2,819,000      $  3,839,000
                                                                   ==========       ============      ============

 The accompanying notes are an integral part of these consolidated statements.

                     K&G MEN'S CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  1. ORGANIZATION

     K&G Men's Center, Inc. (the "Company" or "K&G") is a superstore retailer of a complete line of men's apparel and accessories. As of February 1, 1998, the Company operated 25 stores.


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

               T&C Liquidators, Inc.

               A Texas corporation operating four stores in Texas and Colorado; K&G owns 100% of T&C Liquidators, Inc. ("T&C").

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

     The financial statements of the 50%-owned entity are included in the consolidated financial statements because the relationship between K&G and this entity is, in substance, a parent and subsidiary relationship.

     Fiscal Year

     The Company's fiscal year covers a 52- or 53-week period which ends on the Sunday closest to January 31. Fiscal year 1995 ended on January 28, 1996, fiscal year 1996 ended on February 2, 1997, and fiscal year 1997 ended on February 1, 1998. Fiscal year 1995 was a 52-week period, fiscal year
1996 was a 53-week period, and fiscal year 1997 was a 52-week period.

     Cash and Cash Equivalents

     The Company considers cash on deposit and investments with original maturities of three months or less to be cash equivalents.

     Marketable Securities

     Marketable securities consist primarily of federal agency discount notes. These securities have been categorized as "held-to-maturity" (Note 3).

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

     Store Pre-opening Expenses

     Cost associated with the opening of new stores is expensed when the store is opened.

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

     Earnings Per Share

     Effective February 3, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which established new standards for computing and presenting earnings per share ("EPS") information. The adoption of SFAS 128 did not have a material effect on the Company's currently reported or previously reported earnings per share.

     Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for fiscal years 1997 and 1996 were determined on the assumption that the weighted average outstanding stock options granted under the Company's plans (the Company's only potentially dilutive shares) of 93,356 and 104,605 shares, respectively, had been exercised on February 1, 1998 and February 2, 1997, respectively. Such calculations were not dilutive to earnings for any of the periods presented herein.

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

     Effect of New Accounting Standards

     Certain issued but not yet required Statement of Financial Accounting Standards are not currently applicable to the Company's operations.

     Advertising

     Advertising costs are expensed as incurred. Advertising expenditures were $2.0 million, $3.5 million, and $4.2 million in fiscal 1995, 1996, and 1997, respectively.


  3. MARKETABLE SECURITIES:

     Following is a summary of "held-to-maturity" marketable securities:

                                                        February 2,      FEBRUARY 1,
                                                           1997             1998
                                                        -----------      -----------
       Georgia state tax exempt agency notes            $13,573,000      $17,678,000
       Tax-exempt United States Treasury Notes            1,533,000                0
       Tax-exempt prefunded municipal securities            688,000                0
                                                        -----------      -----------
                                                        $15,794,000      $17,678,000
                                                        ===========      ===========

Maturities of marketable securities range from 3 to 12 months. The fair value of these securities approximates their cost.

  4. DEBT

     Following is a summary of notes payable:

                                                        February 2,      FEBRUARY 1,
                                                           1997             1998
                                                        -----------      -----------
       Note payable to shareholder of subsidiary
           on demand after February 1, 1999;
           fixed interest rate of 12%                    $ 25,000        $ 25,000
       Note payable to shareholder of subsidiary
           on demand after February 1, 1999;
           fixed interest rate of 6%                      180,000         180,000
                                                        -----------      -----------
                                                         $205,000        $205,000
                                                        ===========      ===========

         In July 1995, the Company entered into a revolving line-of-credit agreement with a bank (the "Credit Agreement"). The Credit Agreement provides for borrowings up to $5,000,000 through June 30, 1999 to be used for working capital and store expansions. No amounts were outstanding under the Credit Agreement at February 1, 1998. Interest is due monthly either at the bank's prime rate minus 1% or at LIBOR plus 1.5%, at the Company's option. The commitment fee on the unused amount of the Credit Agreement is .125% per annum.

         In addition to the Credit Agreement, the bank has committed a $1 million letter-of-credit facility for inventory purchases. As of February 1, 1998, no amounts were issued against this facility.


  5. INCOME TAXES

     The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability approach.

     The provisions for income taxes consist of the following:

                                                                               FISCAL YEARS ENDED
                                                                -----------------------------------------------
                                                                JANUARY 28,       FEBRUARY 2,       FEBRUARY 1,
                                                                    1996             1997              1998
                                                                -----------        ----------        ----------
       Current                                                   $2,354,000        $2,991,000        $4,181,000
       Deferred                                                    (275,000)                0             8,000
                                                                -----------        ----------        ----------
       Provision for income taxes                                $2,079,000        $2,991,000        $4,189,000
                                                                ===========        ==========        ==========

     Reconciliations of the statutory federal income tax rate to the Company's effective tax rates are as follows:

                                                                               FISCAL YEARS ENDED
                                                                -----------------------------------------------
                                                                 JANUARY 28,       FEBRUARY 2,       FEBRUARY 1,
                                                                     1996             1997             1998
                                                                 -----------       -----------       -----------
       Statutory federal income tax rate                             34.0%             34.0%             34.0%
       State income taxes, net of federal benefit                     4.6               4.8               5.0
       Other                                                          0.6               0.0               0.0
                                                                 -----------       -----------       -----------
       Effective income tax rate                                     39.2%             38.8%             39.0%
                                                                 ===========       ===========       ===========

     Significant components of the Company's deferred tax assets and liabilities as of February 2, 1997 and February 1, 1998 are summarized as follows:

                                                                           FEBRUARY 2,       FEBRUARY 1,
                                                                               1997             1998
                                                                           -----------       -----------
                Current deferred tax assets (liabilities):
                    Inventory                                                 $322,000         $112,000
                    Prepaid rent                                               (70,000)         (99,000)
                    Accrued expenses and other                                  (7,000)         178,000
                                                                           -----------       -----------
                Current deferred tax asset, net                                245,000          191,000
                Noncurrent deferred tax asset:
                    Property and equipment                                      95,000          141,000
                                                                           -----------       -----------
                Net deferred tax asset                                        $340,000         $332,000
                                                                           ===========       ===========

     Deferred tax assets and liabilities, net, are included in other current assets and other assets in the accompanying balance sheets. The Company has not recorded a valuation allowance against the deferred tax assets at February 2, 1997 or February 1, 1998.

  6. COMMITMENTS

     The Company leases its retail locations and general offices under operating leases. Lease terms range from one to ten years. Certain leases call for an annual contingent payment based on gross sales at the location above a minimum level.

     Minimum future lease payments under noncancelable operating leases are as follows:

                 Fiscal year ending:
                     1998                           $  2,752,000
                     1999                              2,015,000
                     2000                              1,750,000
                     2001                              1,452,000
                     2002                                981,000
                 Thereafter                            1,599,000
                                                    ------------
                                                    $ 10,549,000
                                                    ============


     The minimum future lease payments include $2,168,000 associated with two retail locations, the Company's headquarters building and warehouse space, all of which are leased from related parties (Note 9).

     Occupancy expense for the years ended January 28, 1996, February 2, 1997, and February 1, 1998 was $1,252,000, $1,990,000, and $2,721,000, respectively, composed of $1,098,000, $1,907,000, and $2,673,000, respectively, in minimum rents and $154,000, $83,000, and $48,000, respectively, of contingent rent expense.


  7. REDEEMABLE COMMON STOCK, SERIES B

     On May 10, 1995, the Company and certain private investors (the "Investors"), including certain executive officers of the Company, entered into an investment agreement, a registration rights agreement, and a shareholders' agreement (collectively, the "Agreements"). Under the terms and provisions of the Agreements, the Company raised gross proceeds of $6,501,000 through a private placement sale of 1,706,513 shares of Series B to the Investors. All shares of the Series B were automatically converted to Common Stock, at the conversion rate then in effect, upon the closing of a public offering of the Company's initial public offering discussed in Note 10.

     The holders of the Series B were entitled to receive dividends, accruing on a daily basis, at a rate of $.191 per share per annum. As of January 28, 1996, the Company had accrued $230,000 dividends payable on the Series B. These dividends were classified as accrued expenses in the accompanying year-end consolidated financial statements, as the Company was required to pay the dividends quarterly commencing the first quarter of fiscal 1996. At the consummation of the Company's initial public offering (Note 10), the Company paid all accrued dividends on the Series B.


  8. EMPLOYMENT AGREEMENTS

     During 1995, the Company entered into employment agreements with three executive officers. The agreements have terms ranging from two to five years and require aggregate annual compensation of $399,000, plus certain benefits. The agreements contain certain noncompete provisions and provide for severance pay if the executives are terminated by the Company other than for cause, as defined.

  9. RELATED PARTIES

     Significant related-party transactions include the following:

      o Historically, the Company purchased a portion of its inventory from, and sold inventory to, a company which is owned by certain of the Company's shareholders. Pursuant to this arrangement, the Company purchased inventory in the amounts of $511,000, $29,000, and $114,000 in fiscal 1995, fiscal 1996, and fiscal 1997, respectively.

      o The Company leases two retail locations, its corporate headquarters building, and warehouse space from corporations owned by certain of the Company's shareholders (Note 6). Rent expense of $215,000, $243,000, and $262,000 relating to these leases is included in cost of sales in the accompanying statements of operations in fiscal 1995, fiscal 1996, and fiscal 1997, respectively.

      o At the beginning of fiscal year 1995, the shoe departments of certain of the Company's stores were operated on a "concessionaire" basis by a company which is partially owned by certain of the Company's shareholders. Pursuant to this arrangement, the Company received 10% of the net sales of the shoe department in each of the affected stores. At the beginning of fiscal 1995, K&G discontinued the leased shoe department operation run by this company and subsequently purchased the leased shoe department inventory for $391,000. The Company no longer operates leased shoe departments in any of the Company's stores.


10.  SHAREHOLDERS' EQUITY

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

     Stock Options

     The Company currently has two stock option plans: The K&G Men's Center, Inc. Plan for Employees ("Employees' Plan") and the K&G Men's Center, Inc. Director Stock Option Plan ("Director Plan"). The Employees' Plan permits the issuance of stock options to selected employees of the Company. The Employees' Plan reserves 843,750 shares of common stock for grant and provides that the term of each award be determined by the compensation committee of the Board of Directors. The Director Plan reserves 112,500 of common stock for grant.

     Under the terms of both plans, options granted may be either nonqualified or incentive stock options. With regard to the incentive stock options, the exercise price, determined by the committee, may not be less than the fair market value of a share on the grant date.

     Information regarding the stock option plans is summarized as follows:


                                                                       WEIGHTED
                                                                       AVERAGE
                                                         OUTSTANDING   EXERCISE
                                                           OPTIONS      PRICE
                                                         -----------   --------
                Outstanding at January 29, 1996            180,000     $  6.67
                    Granted                                  6,000       11.83
                    Exercised                                    -        -
                    Cancelled                               (2,100)       6.67
                                                         -----------   --------
                Outstanding at February 2, 1997            183,900        6.84
                    Granted                                305,250       19.66
                    Exercised                              (22,957)       6.67
                    Cancelled                              (19,000)      10.13
                                                         -----------   --------
                Outstanding at February 1, 1998            447,193      $15.47
                                                         ===========   ========

                                                      OUTSTANDING OPTIONS                   EXERCISABLE OPTIONS
                                      -----------------------------------------------     ------------------------
                                        OPTIONS                                             OPTIONS
            RANGE                     OUTSTANDING        WEIGHTED AVERAGE    WEIGHTED     EXERCISABLE     WEIGHTED
              OF                          AT                 REMAINING       AVERAGE          AT          AVERAGE
           EXERCISE                   FEBRUARY 1,           CONTRACTUAL      EXERCISE     FEBRUARY 1,     EXERCISE
            PRICES                       1998              LIFE (YEARS)       PRICE          1998          PRICE
       ------------------             -----------        ----------------    --------     -----------     --------
       $  6.67 to $11.83                147,455              8.0            $  6.90         70,727         $6.67
         16.63 to  18.67                 18,850              9.2              18.15              0          0
         19.42 to  20.75                280,888              9.7              19.78              0          0
                                      -----------                                         -----------
                                        447,193                                             70,727
                                      ===========                                         ===========

     In March 1995, certain shareholders of the Company granted an executive officer of the Company options to purchase, in aggregate, 354,373 shares of the common stock from such shareholders. The options are exercisable at $2.54 per share and are fully vested. As of February 1, 1998, none of these options had been exercised. The options expire ten years from the date of grant. In management's opinion, the exercise price of these options reasonably approximates the fair value of the common stock at the grant date.

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

                                                                  AS REPORTED      PRO FORMA
                                                                  -----------      ----------
                   Fiscal 1997:
                       Net income                                 $6,383,000       $5,826,000
                       Basic earnings per share                   $0.63            $0.58
                       Diluted earnings per share                 $0.63            $0.57

                   Fiscal 1996:
                       Net income                                 $4,584,000       $4,482,000
                       Basic earnings per share                   $0.47            $0.46
                       Diluted earnings per share                 $0.47            $0.46

     The fair value of the options granted under the Employees' Plan in fiscal year 1997 and 1996 on their respective grant dates and the related pro forma amounts were calculated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 35% and 36% for 1997 and 1996, respectively, no dividend yield; forfeiture rate of 3%, risk free interest rate of 6.34% and 5.34% for 1997 and 1996, respectively; and an expected life of four years. The fair value of the options granted to certain executive officers and the related pro forma amounts were calculated using the minimum value method with the following assumptions: no dividend yield; forfeiture rate of 0%; risk free interest rate of 6.69%; and expected life of four years.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                                                             PAGE NO. OF
Number                                          DESCRIPTION                                        SEC Original
------------  --------------------------------------------------------------------------------  -------------------

3.1*          Amended and Restated Articles of Incorporation of the Registrant.                         N/A

3.2*          Amended and Restated By-laws of the Registrant.                                           N/A

4.1*          Specimen Stock Certificate.                                                               N/A

4.2*          See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate           N/A
              of Incorporation and By-Laws of the Registrant defining rights of holders of
              Common Stock of the Registrant.

9.1*          Voting Agreement by and among various shareholders of the Company.                        N/A

10.1*         Amended and Restated Revolving Credit Agreement, dated as of  July 19, 1995, by           N/A
              and between K&G Men's Center, Inc. and  Trust Company Bank.

10.2*         Employment Agreement, dated as of May 10, 1995, between K&G  Men's Center, Inc.           N/A
              and Stephen H. Greenspan.

10.3*         Employment Agreement, dated as of May 10, 1995, between K&G Men's Center, Inc.            N/A
              and Martin Schwartz.

10.4*         Employment Agreement, dated as of March 25, 1995, between K&G Men's Center,               N/A
              Inc. and John C. Dancu.

10.5*         K&G Men's Center, Inc. Stock Option Plan for Employees.                                   N/A

10.6*         Lease Agreement, dated as of January 23, 1992, between G&R, Inc. and K&G                  N/A
              Liquidation Centers, Inc.

10.7*         Lease Agreement, dated as of July 2, 1991, between M.C. Long & Associates Joint           N/A
              Venture and T&C Liquidators of Texas, Inc.

10.8*         Form of Indemnification Agreement.                                                        N/A

10.9*         Registration Rights Agreement, dated as of May 10, 1995, among K&G Men's                  N/A
              Center, Inc. South Atlantic Venture Fund III, Limited Partnership, ITC Holding
              Company, Winter Park Plaza Corporation and John C. Dancu.

11.1*         K&G Men's Center, Inc. Director Stock Option Plan.                                        N/A

21.1*         Subsidiaries of the Registrant.                                                           N/A

23.1          Consent of Arthur Andersen LLP.

24**          Power of Attorney.                                                                        N/A

-------------------------
* Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Reg. No. 33-80025).

**     State the signature pages hereto.

       NOTE: Exhibits 10.2, 10.3, 10.4 and 10.5 are identified as "management contracts" under Item 601 of Regulation S-K.