Form 10-Q
period 1998-05-03
K&G MENS CENTER INC
filed 1998-06-03
CIK 1004526

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 3, 1998
                               --------------------------------
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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
(State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification Number)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [_]

          APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.01 Par Value, 10,142,420 shares outstanding as of May 28, 1998.

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q
                                  MAY 3, 1998

Part I.   Financial Information
          Item 1.   Financial Statements

                    Consolidated Balance Sheets ........................................       3

                    Consolidated Statements of Operations ..............................       4

                    Consolidated Statements of Cash Flows ..............................       5

                    Condensed Notes to the Financial Statements ........................       6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.......................       7-9

          Item 3.   Quantitative and Qualitative Disclosure about
                    Market Risk.........................................................       9

Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K....................................       10

Signatures..............................................................................       11

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                       February 1, 1998              May 3, 1998
                                                       ----------------              -----------
                                                                                     (unaudited)
                                                                                     -----------
                                        ASSETS
CURRENT ASSETS:
     Cash & cash equivalents                                $ 3,631,000              $ 5,889,000
     Marketable securities                                   17,678,000               13,233,000
     Accounts receivable                                      1,435,000                1,895,000
     Merchandise inventory                                   20,948,000               27,497,000
     Other assets                                               869,000                1,170,000
                                                         --------------            -------------
         Total current assets                                44,561,000               49,684,000
PROPERTY AND EQUIPMENT, net                                   2,927,000                3,960,000
OTHER ASSETS, net                                               443,000                  450,000
                                                         --------------            -------------
         Total assets                                       $47,931,000              $54,094,000
                                                         ==============            =============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                       $ 5,432,000              $10,567,000
     Sales tax payable                                          863,000                  908,000
     Accrued expenses                                         1,880,000                1,471,000
     Income taxes payable                                     1,361,000                  505,000
                                                         --------------            -------------
         Total current liabilities                            9,536,000               13,451,000
                                                         --------------            -------------
LONG-TERM DEBT                                                  205,000                  205,000
                                                         --------------            -------------
MINORITY INTEREST                                               373,000                  413,000
                                                         --------------            -------------
SHAREHOLDERS' EQUITY:
      Common stock                                              101,000                  102,000
      Additional paid-in capital                             25,182,000               26,067,000
      Retained earnings                                      12,534,000               13,856,000
                                                         --------------            -------------
         Total shareholders' equity                          37,817,000               40,025,000
                                                         --------------            -------------
         Total liabilities and shareholders' equity         $47,931,000              $54,094,000
                                                         ==============            =============

See accompanying Condensed Notes to the Financial Statements.

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     Three Months Ended
                                                    --------------------------------------------------
                                                          May 4, 1997                 May 3, 1998
                                                    -----------------------       --------------------
NET SALES                                                       $23,742,000                $30,309,000
COST OF SALES, including occupancy cost                          18,290,000                 23,428,000
                                                    -----------------------       --------------------
GROSS PROFIT                                                      5,452,000                  6,881,000

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                     3,792,000                  4,937,000
                                                    -----------------------       --------------------
OPERATING INCOME                                                  1,660,000                  1,944,000

OTHER INCOME (EXPENSES):
  Interest expense                                                   (9,000)                    (9,000)
  Other income, net                                                 292,000                    306,000
                                                    -----------------------       --------------------
INCOME BEFORE INCOME TAXES AND MINORITY
  INTEREST IN EARNINGS OF AFFILIATES                              1,943,000                  2,241,000

PROVISION FOR INCOME TAXES                                          762,000                    879,000
                                                    -----------------------       --------------------
INCOME BEFORE MINORITY INTEREST IN
  EARNINGS OF AFFILIATES                                          1,181,000                  1,362,000

MINORITY INTEREST IN EARNINGS
  OF AFFILIATES                                                     (35,000)                   (40,000)
                                                    -----------------------       --------------------
NET INCOME APPLICABLE TO COMMON STOCK                           $ 1,146,000                $ 1,322,000
                                                    =======================       ====================

BASIC EARNING PER SHARE                                         $      0.11                $      0.13
                                                    =======================       ====================

DILUTED EARNING PER SHARE                                       $      0.11                $      0.13
                                                    =======================       ====================

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                             10,105,319                 10,132,453
                                                    =======================       ====================

WEIGHTED AVERAGE COMMON  SHARES
  OUTSTANDING ASSUMING DILUTION                                  10,166,940                 10,157,679
                                                    =======================       ====================

See accompanying Condensed Notes to the Financial Statements.

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                         Three Months Ended
                                                                            May 4, 1997                       May 3, 1998
                                                                            -----------                       -----------
Cash Flows from Operating Activities:
     Net income                                                             $ 1,146,000                       $ 1,322,000
     Adjustments to reconcile net income to net cash
      provided by (used for) operating activities:
        Minority interest in earnings of affiliates                              35,000                            40,000
        Depreciation and amortization                                           117,000                           152,000
        Changes in assets and liabilities:
          Accounts receivable                                                  (629,000)                         (460,000)
          Merchandise inventory                                              (2,589,000)                       (6,549,000)
          Other assets, net                                                  (1,155,000)                         (301,000)
          Accounts payable                                                    1,385,000                         5,135,000
          Sales tax payable                                                     (76,000)                           45,000
          Accrued expenses                                                      (45,000)                         (409,000)
          Income taxes payable                                                 (101,000)                          (70,000)
                                                                            -----------                       -----------
            Total adjustments                                                (3,058,000)                       (2,417,000)
                                                                            -----------                       -----------
            Net cash used in operating
              activities                                                     (1,912,000)                       (1,095,000)
                                                                            -----------                       -----------

Cash Flows from Investing Activities:
     Additions to property and equipment                                       (192,000)                       (1,180,000)
     Sale of marketable securities                                            3,688,000                        12,300,000
     Purchase of marketable securities                                       (3,500,000)                       (7,855,000)
     Other assets                                                                (7,000)                          (11,000)
                                                                            -----------                       -----------
            Net cash (used in) provided by
              investing activities                                              (11,000)                        3,254,000
                                                                            -----------                       -----------

Cash Flows from Financing Activities:
     Common stock issued                                                         61,000                            99,000
                                                                            -----------                       -----------
            Net cash provided by financing
              activities                                                         61,000                            99,000
                                                                            -----------                       -----------
Net (Decrease) Increase in Cash and Cash Equivalents                         (1,862,000)                        2,258,000
Cash and Cash Equivalents at Beginning of Period                              6,440,000                         3,631,000
                                                                            -----------                       -----------

Cash and Cash Equivalents at End of Period                                  $ 4,578,000                       $ 5,889,000
                                                                            ===========                       ===========
Supplemental Disclosure of Cash Paid For:

   Interest                                                                 $     2,000                       $    12,000
                                                                            ===========                       ===========
   Income taxes                                                             $   864,000                       $   948,000
                                                                            ===========                       ===========

See accompanying Condensed Notes to the Financial Statements.

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES
                  CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. UNAUDITED FINANCIAL INFORMATION

     The accompanying financial statements of K&G Men's Center, Inc. and Subsidiaries as of May 3, 1998 and May 4, 1997, and for the three months then ended, are unaudited. In the opinion of the Company's management, these statements include all adjustments considered necessary for a fair presentation of financial condition and results of operations.

     Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year. In addition, quarterly results of operations are affected by the timing and amount of sales and cost associated with the opening of new stores.


2. EARNINGS PER SHARE

     Effective February 3, 1997, the Company Adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which establishes new standards for computing and presenting earnings per share ("EPS") information. The adoption of SFAS 128 did not have a material effect on the Company's currently or previously reported earnings per share.

     Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the three months ended May 3, 1998 and May 4, 1997 were determined on the assumption that the net weighted average outstanding stock options granted under the Company's plans (the Company's only potentially dilutive shares) of 25,226 and 61,621 shares, respectively, had been exercised on May 3, 1998 and May 4, 1997, respectively. Such calculations were not dilutive to earnings for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, statements of operations data expressed as a percentage of net sales:

                                                                      Three Months Ended
                                                              -------------------------------
                                                               May 4,                  May 3,
                                                                1997                    1998
                                                              -------                 -------
Net sales                                                      100.0%                  100.0%
Cost of sales, including occupancy cost                         77.0                    77.3
                                                               -----                   -----
Gross profit                                                    23.0                    22.7
Selling, general and administrative expenses                    16.0                    16.3
                                                               -----                   -----
Operating income                                                 7.0                     6.4
Other income (expenses):
   Interest expense                                             (0.0)                   (0.0)
   Other income, net                                             1.2                     1.0
                                                               -----                   -----
Income before income taxes and minority interest
   in earnings of affiliates                                     8.2                     7.4
Provision for income taxes                                       3.2                     2.9
                                                               -----                   -----
Income before minority interest in earnings of
 affiliates                                                      5.0                     4.5

Minority interest in earnings of affiliates                     (0.2)                   (0.1)
                                                               -----                   -----
 Net income                                                      4.8%                    4.4%
                                                               =====                   =====

     Net sales of $30.3 million for the three months ended May 3,1998 represents an increase of $6.6 million, or 27.7% over net sales of $23.7 million for the three months ended May 4, 1997. On a comparable store basis, net sales increased 8.8% for the three months ended May 3, 1998, compared to 11.9% for the three months ended May 4, 1997. The increase in net sales is a result of the Company's strong comparable store sales and the opening of three new stores during the three months ended May 3, 1998 and store openings that occurred in 1997. One of the new stores was opened in Philadelphia in March 1998 and the other two stores were opened in Houston in April 1998.

     Gross profit increased $1.4 million, or 26.2% to $6.9 million for the three months ended May 3, 1998. Gross profit as a percentage of sales decreased to 22.7% for the three months ended May 3, 1998 from 23.0% for the three months ended May 4, 1997. The decrease in gross profit, as a percentage of sales, is mainly due to the Company's new stores having a higher occupancy cost as a percentage of net sales.

     Selling, general and administrative expenses increased $1.1 million or 30.2%, to $4.9 million for the three months ended May 3, 1998. Selling, general and administrative expenses as a percentage of net sales increased to 16.3% for the three months ended May 3, 1998, from 16.0% for the three months ended May 4, 1997. The increase in selling, general and administrative expenses as a percentage of net sales is due to increased advertising cost as a percentage of net sales due to new store openings partially offset by a decrease in payroll cost as a percentage of net sales. In addition, store opening costs were higher as a percentage of net sales as the Company opened three stores in the three months ended May 3,

1998 compared to two stores in the three months ended May 4, 1997. Store opening cost is expensed in the quarter in which the store is opened.

     Operating income increased to $1.9 million for the three months ended May 3, 1998 compared to $1.7 million for the three months ended May 4, 1997. Operating income as a percentage of net sales decreased to 6.4% for the three months ended May 3, 1998 from 7.0% for the three months ended May 4, 1997.

     The factors discussed above resulted in an increase in net income to $1.3 million for the three months ended May 3, 1998 from $1.1 million for the three months ended May 4, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its working capital and capital expenditure requirements from proceeds from the sale of equity securities, net cash provided by operating activities and through borrowings from related parties and under its bank credit facilities. The Company had working capital of $36.2 million and $35.0 million at May 3, 1998 and February 1, 1998, respectively. The principal use of working capital is to purchase inventory. The Company had $19.1 million in cash and marketable securities as of May 3, 1998.

     The Company's capital expenditures totaled $1,180,000, and $192,000 for the three months ended May 3, 1998 and May 4, 1997, respectively. These capital expenditures were primarily used to open new stores and upgrade the Company's management information systems.

     The Company currently has a bank credit facility, which expires June 30, 2000, and permits borrowings of up to $5.0 million. The interest rate on this facility is the prime rate less 1% or LIBOR plus 1.5% per annum, at the option of the Company. As of May 3, 1998, K&G had no debt outstanding on this facility.

     The Company's primary capital requirements are for the opening of new stores. The Company estimates that the total cash required to open a 15,000 to 20,000 square foot prototype store, including inventory, store fixtures and equipment, leasehold improvements, other net working capital and pre-opening costs (primarily stocking and training), typically ranges from $625,000 to $900,000 depending on landlord assistance and vendor financing. The Company intends to open an additional seven stores in the remainder of fiscal 1998 and 10 to 12 new stores in fiscal 1999. In addition, the Company will spend approximately $1.5 million on its point-of-sale and management information
systems over the next year.   The Company believes that the proceeds of its
securities offerings, internally generated funds, existing cash balances and its bank credit facility will be adequate to fund its anticipated needs for the foreseeable future.

     The Company has completed a preliminary evaluation of its management information systems to determine their readiness in terms of Year 2000 issues, and has determined that its point-of-sale cash register systems are the only application that will require significant modification in order to be Year 2000 ready. The Company has developed a plan to replace its current registers with a new PC-based register system. The costs to purchase and implement these register systems are estimated to total approximately $1.5 million. Under the Company's plan, the PC registers will be fully implemented and operational at all of its store locations prior to December 31, 1999. The Company does not believe that the costs to modify any of its other current systems to be Year 2000 ready will be material to its financial condition or results of operations. However, the Company does not currently have any information concerning the Year 2000 readiness of its suppliers or other third parties with which the Company conducts business, and in the event that any of the Company's significant suppliers or other third parties with which the Company conducts business do not successfully and timely achieve Year 2000 readiness, the Company's business or operations could be adversely affected.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     Certain statements contained in the body of this Report are "forward-looking statements" within the meaning of the Reform Act. When used herein, the words "anticipates," "intends," "plans," "believes," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks and uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, (i) the youth of the Company's store base; (ii) risks related to the Company's expansion strategy; (iii) potential inability to sustain comparable store sales growth; (iv) merchandise and market trends; (v) vendor relationships; (vi) reliance on key personnel and (vii) the impact of economic conditions. These and other factors affecting the Company's future performance are further detailed in publicly available reports filed from time to time by the Company with the Securities and Exchange Commission, such as the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1998. Further, any forward-looking statements speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


Item 3.   Quantitative and Qualitative Disclosure about Market Risk.

None.

                            K&G MEN'S CENTER, INC.

                          PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

          Exhibit 27.  Financial Date Schedule


(b)  Reports on Form 8-K - None

                            K&G MEN'S CENTER, INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        K&G Men's Center, Inc.
                                               (Registrant)



Date:  June 3, 1998                     /s/  Stephen H. Greenspan
      ---------------                   --------------------------------
                                        Stephen H. Greenspan
                                        Chairman of the Board,
                                        President and Chief Executive Officer
                                        (principal executive officer)


Date:  June 3, 1998                     /s/  John C. Dancu
      ---------------                   --------------------------------
                                        John C. Dancu
                                        Chief Operating and Financial Officer
                                        (principal financial and accounting
                                        officer)