Form 10-Q
period 1998-09-02
K&G MENS CENTER INC
filed 1998-09-16
CIK 1004526

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 2, 1998
                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ---------------

                     Commission file number        0-27348


                             K&G Men's Center, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Georgia                                             58-1898817
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)



1225 Chattahoochee Avenue, N.W.                                    30318
----------------------------------------                         ----------
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

Common Stock, $.01 Par Value, 10,252,844 shares outstanding as of September 15, 1998.

                    K&G Men's Center, Inc. and Subsidiaries

                              Index to Form 10-Q

                                August 2, 1998


Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets.........................     3

                  Consolidated Statements of Operations ..............     4

                  Consolidated Statements of Cash Flows ..............     5

                  Condensed Notes to the Financial Statements ........     6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......  7-10

         Item 3.  Quantitative and Qualitative Disclosure about
                  Market Risk.........................................    10

Part II. Other Information

         Item 1.  Legal Proceedings...................................    11

         Item 4.  Submission of Matters to a Vote of
                  Security Holders....................................    11

         Item 6.  Exhibits and Reports on Form 8-K....................    11

Signatures............................................................    12

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                         February 1,        August 2,
                                                            1998              1998
                                                         -----------       -----------
                                                                           (unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash & cash equivalents                             $ 3,631,000       $ 3,265,000
     Marketable securities                                17,678,000        12,854,000
     Accounts receivable                                   1,435,000         1,593,000
     Merchandise inventory                                20,948,000        28,283,000
     Other assets                                            869,000         2,714,000
                                                         -----------       -----------
          Total current assets                            44,561,000        48,709,000
PROPERTY AND EQUIPMENT, net                                2,927,000         4,543,000
OTHER ASSETS, net                                            443,000           447,000
                                                         -----------       -----------
          Total assets                                   $47,931,000       $53,699,000
                                                         ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                    $ 5,432,000       $ 6,737,000
     Sales tax payable                                       863,000           971,000
     Accrued expenses                                      1,880,000         1,406,000
     Income taxes payable                                  1,361,000           915,000
                                                         -----------       -----------
          Total current liabilities                        9,536,000        10,029,000
                                                         -----------       -----------
LONG-TERM DEBT                                               205,000           205,000
                                                         -----------       -----------
MINORITY INTEREST                                            373,000           275,000
                                                         -----------       -----------
SHAREHOLDERS' EQUITY:
     Common stock                                            101,000           103,000
     Additional paid-in capital                           25,182,000        27,931,000
     Retained earnings                                    12,534,000        15,156,000
                                                         -----------       -----------
          Total shareholders' equity                      37,817,000        43,190,000
                                                         -----------       -----------
          Total liabilities and shareholders' equity     $47,931,000       $53,699,000
                                                         ===========       ===========

See accompanying Condensed Notes to the Financial Statements.

                    K&G Men's Center, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                           Three Months Ended               Six Months Ended
                                                     ------------------------------   ------------------------------
                                                     August 3,1997   August 2, 1998   August 3, 1997   August 2, 1998
                                                     -------------   --------------   --------------   --------------
NET SALES                                             $23,542,000      $30,270,000      $47,284,000      $60,579,000
COST OF SALES, including occupancy cost                18,205,000       23,234,000       36,495,000       46,662,000
                                                      -----------      -----------      -----------      -----------
GROSS PROFIT                                            5,337,000        7,036,000       10,789,000       13,917,000

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES           3,784,000        5,099,000        7,576,000       10,037,000
                                                      -----------      -----------      -----------      -----------
OPERATING INCOME                                        1,553,000        1,937,000        3,213,000        3,880,000

OTHER INCOME (EXPENSES):
   Interest expense                                        (9,000)         (10,000)         (18,000)         (19,000)
   Other income, net                                      286,000          273,000          578,000          580,000
                                                      -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAXES AND MINORITY
   INTEREST IN EARNINGS OF AFFILIATES                   1,830,000        2,200,000        3,773,000        4,441,000

PROVISION FOR INCOME TAXES                                718,000          862,000        1,480,000        1,741,000
                                                      -----------      -----------      -----------      -----------
INCOME BEFORE MINORITY INTEREST IN
   EARNINGS OF AFFILIATES                               1,112,000        1,338,000        2,293,000        2,700,000

MINORITY INTEREST IN EARNINGS
   OF AFFILIATES                                          (26,000)         (38,000)         (61,000)         (78,000)
                                                      -----------      -----------      -----------      -----------
NET INCOME APPLICABLE TO COMMON STOCK                 $ 1,086,000      $ 1,300,000      $ 2,232,000      $ 2,622,000
                                                      ===========      ===========      ===========      ===========

BASIC EARNINGS PER SHARE                                    $0.11            $0.13            $0.22            $0.26
                                                      ===========      ===========      ===========      ===========

DILUTED EARNINGS PER SHARE                                  $0.11            $0.13            $0.22            $0.26
                                                      ===========      ===========      ===========      ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                  10,118,063       10,178,514       10,111,681       10,155,485
                                                      ===========      ===========      ===========      ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING ASSUMING DILUTION                10,184,827       10,282,398       10,175,114       10,197,582
                                                      ===========      ===========      ===========      ===========

See accompanying Condensed Notes to the Financial Statements.

                    K&G Men's Center, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                 Six Months Ended
                                                           August 3, 1997  August 2, 1998
                                                           --------------  --------------
Cash Flows from Operating Activities:
   Net income                                                $ 2,232,000     $ 2,622,000
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
        Minority interest in earnings of affiliates               61,000          78,000
        Depreciation and amortization                            225,000         332,000
         Changes in assets and liabilities:
               Accounts receivable                              (353,000)       (158,000)
               Merchandise inventory                          (4,451,000)     (7,335,000)
               Other assets, net                                (472,000)     (1,845,000)
               Accounts payable                                  440,000       1,305,000
               Sales tax payable                                (262,000)        108,000
               Accrued expenses                                  176,000        (474,000)
               Income taxes payable                             (678,000)        478,000
                                                             -----------     -----------
                  Total adjustments                           (5,314,000)     (7,511,000)
                                                             -----------     -----------
                  Net cash used in operating
                     activities                               (3,082,000)     (4,889,000)
                                                             -----------     -----------

Cash Flows from Investing Activities:
   Additions to property and equipment                          (356,000)     (1,940,000)
   Sale of marketable securities                               6,270,000      12,679,000
   Purchase of marketable securities                          (3,879,000)     (7,855,000)
   Other assets                                                   (7,000)        (11,000)
                                                             -----------     -----------
                   Net cash (used in) provided by
                       investing activities                    2,028,000       2,873,000
                                                             -----------     -----------

Cash Flows from Financing Activities:
   Distribution to Minority Investors                           (114,000)       (176,000)
   Common stock issued                                           107,000       1,826,000
                                                             -----------     -----------
                   Net cash provided by financing
                       activities                                 (7,000)      1,650,000
                                                             -----------     -----------

Net  (Decrease) Increase in Cash and Cash Equivalents         (1,061,000)       (366,000)
Cash and Cash Equivalents at Beginning of
   Period                                                      6,440,000       3,631,000
                                                             -----------     -----------
Cash and Cash Equivalents at End of
   Period                                                    $ 5,379,000     $ 3,265,000
                                                             ===========     ===========
Supplemental Disclosure of Cash Paid For:
   Interest                                                  $    15,000     $    14,000
                                                             ===========     ===========
   Income taxes                                              $ 2,270,000     $ 1,263,000
                                                             ===========     ===========

See accompanying Condensed Notes to the Financial Statements.

                    K&G Men's Center, Inc. and Subsidiaries
                  Condensed Notes to the Financial Statements
                                  (Unaudited)


1.   UNAUDITED FINANCIAL INFORMATION

     The accompanying financial statements of K&G Men's Center, Inc. and Subsidiaries as of August 2, 1998 and August 3, 1997, and for the six months then ended, are unaudited. In the opinion of the Company's management, these statements include all adjustments considered necessary for a fair presentation of financial condition and results of operations.

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

     Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the six months ended August 2, 1998 and August 3, 1997 were determined on the assumption that the net weighted average outstanding stock options granted under the Company's plans (the Company's only potentially dilutive shares) of 42,097 and 63,433 shares, respectively, had been exercised on August 2, 1998 and August 3, 1997, respectively. Such calculations were not dilutive to earnings for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, statements of operations data expressed as a percentage of net sales:

                                                       Three Months Ended               Six Months Ended
                                                     ----------------------          ----------------------
                                                     8/2/98          8/3/97          8/2/98          8/3/97
                                                     ------          ------          ------          ------
Net sales                                             100.0%          100.0%          100.0%          100.0%
Cost of sales, including occupancy cost                76.8            77.3            77.0            77.2
                                                     ------          ------          ------          ------
Gross profit                                           23.2            22.7            23.0            22.8
Selling, general and administrative expenses           16.8            16.1            16.6            16.0
                                                     ------          ------          ------          ------
Operating income                                        6.4             6.6             6.4             6.8
Other income (expenses):
   Interest expense                                    (0.0)           (0.1)           (0.0)           (0.1)
   Other income, net                                    0.9             1.2             0.9             1.2
                                                     ------          ------          ------          ------
Income before income taxes and minority
 interest in earnings of affiliates                     7.3             7.7             7.3             7.9

Provision for income taxes                              2.9             3.0             2.9             3.1
                                                     ------          ------          ------          ------
Income before minority interest in earnings
 of affiliates                                          4.4             4.7             4.4             4.8

Minority interest in earnings of affiliates            (0.1)           (0.1)           (0.1)           (0.1)
                                                     ------          ------          ------          ------
 Net income                                             4.3%            4.6%            4.3%            4.7%
                                                     ======          ======          ======          ======

     THREE MONTHS ENDED AUGUST 2, 1998 AND AUGUST 3, 1997

     Net sales of $30.3 million for the three months ended August 2, 1998 represents an increase of $6.7 million, or 28.6% over net sales of $23.5 million for the three months ended August 3, 1997. On a comparable store basis, net sales increased 6.8% for the three months ended August 2, 1998, compared to 15.8% for the three months ended August 3, 1997 (using the comparable 13-week period of the second quarter of fiscal years 1997 and 1996). The increase in net sales is a result of the Company's strong comparable store sales and the opening of 10 new stores opened since August 3, 1997.

     Gross profit increased $1.7 million, or 31.8% to $7.0 million for the three months ended August 2, 1998. Gross profit as a percentage of sales increased to 23.2% for the three months ended August 2, 1998 from 22.7% for the three months ended August 3, 1997. The slight increase in gross profit, as a percentage of sales, is mainly due to an improvement in merchandise margins, partially offset by some of the Company's new stores having a higher occupancy cost as a percentage of net sales.

     Selling, general and administrative expenses increased $1.3 million or 34.8%, to $5.1 million for the three months ended August 2, 1998. Selling, general and administrative expenses as a percentage of net sales increased to 16.8% for the three months ended August 2, 1998, from 16.1% for the three months ended August 3, 1997. The increase in selling, general and administrative expenses as a percentage of net sales is mainly due to increased advertising cost as a percentage of net sales, related to marketing efforts in certain new markets. Additionally, payroll cost as a percentage of net sales increased due to the Company's relatively high proportion of younger stores, which have not yet reached maturity. These younger stores have traditionally had a payroll cost as a percentage of sales greater than that of the Company's more mature stores.

     Operating income increased to $1.9 million for the three months ended August 2, 1998 compared to $1.6 million for the three months ended August 3, 1997. Operating income as a percentage of net sales decreased to 6.4% for the three months ended August 2, 1998 from 6.6% for the three months ended August 3, 1997.

     The factors discussed above resulted in an increase in net income to $1.3 million for the three months ended August 2, 1998 from $1.1 million for the three months ended August 3, 1997.

SIX MONTHS ENDED AUGUST 2, 1998 AND AUGUST 3, 1997

     Net sales of $60.6 million for the six months ended August 2, 1998 represents an increase of $13.3 million, or 28.1% over net sales of $47.3 million for the six months ended August 3, 1997. On a comparable store basis, net sales increased 7.8% for the six months ended August 2, 1998, compared to 14.0% for the six months ended August 3, 1997 (computed using the comparable 26-week period of fiscal years 1997 and 1996). The increase in net sales is a result of the Company's strong comparable store sales and the opening of 10 new stores opened since August 3, 1997.

     Gross profit increased $3.1 million, or 29.0% to $13.9 million for the six months ended August 2, 1998. Gross profit as a percentage of sales increased to 23.0% for the six months ended August 2, 1998 from 22.8% for the six months ended August 3, 1997. The slight increase in gross profit, as a percentage of sales, is mainly due to an improvement in merchandise margins in the second half of the six month period, partially offset by some of the Company's new stores having a higher occupancy cost as a percentage of net sales.

     Selling, general and administrative expenses increased $2.5 million or 32.5%, to $10.0 million for the six months ended August 2, 1998. Selling, general and administrative expenses as a percentage of net sales increased to 16.6% for the six months ended August 2, 1998, from 16.0% for the six months ended August 3, 1997. The increase in selling, general and administrative expenses as a percentage of net sales is mainly due to increased advertising cost as a percentage of net sales, related to marketing efforts in certain new markets.

     Operating income increased to $3.9 million for the six months ended August 2, 1998 compared to $3.2 million for the six months ended August 3, 1997. Operating income as a percentage of net sales decreased to 6.4% for the six months ended August 2, 1998 from 6.8% for the six months ended August 3, 1997.

     The factors discussed above resulted in an increase in net income to $2.6 million for the six months ended August 2, 1998 from $2.2 million for the six months ended August 3, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its working capital and capital expenditure requirements from proceeds from the sale of equity securities, net cash provided by operating activities and through borrowings from related parties and under its bank credit facilities. The Company had working capital of $38.7 million and $35.0 million at August 2, 1998 and February 1, 1998, respectively. The principal use of working capital is to purchase inventory. The Company had $16.1 million in cash, cash equivalents and marketable securities as of August 2, 1998.

     The Company's capital expenditures totaled $1,940,000, and $356,000 for the six months ended August 2, 1998 and August 3, 1997, respectively. These capital expenditures were primarily used to open new stores and upgrade the Company's management information systems.

  The Company currently has a bank credit facility, which expires June 30, 2000, and permits borrowings of up to $5.0 million. The interest rate on this facility is the prime rate less 1% or LIBOR plus 1.5% per annum, at the option of the Company. As of August 2, 1998, K&G had no debt outstanding on this facility.

     The Company's primary capital requirements are for the opening of new stores. The Company estimates that the total cash required to open a 15,000 to 20,000 square foot prototype store, including inventory, store fixtures and equipment, leasehold improvements, other net working capital and pre-opening costs (primarily stocking and training), typically ranges from $625,000 to $900,000 depending on landlord assistance and vendor financing. The Company intends to open an additional five stores in the remainder of fiscal 1998 and 10 to 12 new stores in fiscal 1999. In addition, the Company will spend approximately $1.5 million on its point-of-sale and management information
systems over the next year.   The Company believes that the proceeds of its
securities offerings, internally generated funds, existing cash balances and its bank credit facility will be adequate to fund its anticipated needs for the foreseeable future.

     The Company has completed a preliminary evaluation of its management information systems to determine their readiness in terms of Year 2000 issues, and has determined that its point-of-sale cash register systems are the only application that will require significant modification in order to be Year 2000 ready. The Company has developed a plan to replace its current registers with a new PC-based register system. The costs to purchase and implement these register systems are estimated to total approximately $1.5 million. The Company intends to finance these costs with existing working capital and cash flows from operations. Under the Company's plan, the PC registers will be fully implemented and operational at all of its store locations prior to December 31, 1999. The Company does not believe that the costs to modify any of its other current systems to be Year 2000 ready will be material to its financial condition or results of operations. The Company does not currently have any information concerning the Year 2000 readiness of its suppliers or other third parties with which the Company conducts business. In the event that any of the Company's significant suppliers or other third parties with which the Company conducts business do not successfully and timely achieve Year 2000 readiness, the Company's business or operations could be adversely affected. These statements are by necessity forward-looking statements within the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     Certain statements contained in the body of this Report are "forward-looking statements" within the meaning of the Reform Act. When used herein, the words "anticipates," "intends," "plans," "believes," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks and uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, (i) the youth of the Company's store base; (ii) risks related to the Company's expansion strategy; (iii) timing of new store openings; (iv) potential inability to sustain comparable store sales growth; (v) merchandise and market trends; (vi) vendor relationships; (vii) reliance on key personnel; (viii) the impact of local, regional or national economic conditions and (ix) severe weather conditions. These and other factors affecting the Company's future performance are further detailed in publicly available reports filed from time to time by the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Annual Report on Form 10-K and Registration Statement on Form S-3. Further, any forward-looking statements speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

None.

                            K&G Men's Center, Inc.

                          Part II - Other Information

Item 1.    Legal Proceedings

     As previously reported, an employee of the Company filed a complaint in California Superior Court, on June 4, 1998, against the Company and certain officers and directors of the Company relating to the plaintiff's employment relationship with the Company. The several causes of action stated in the complaint relate primarily to an alleged employment agreement between the plaintiff and the Company and the Company's alleged breach thereof. The plaintiff is seeking approximately $10 million plus punitive damages. The Company believes that it has valid defenses to the plaintiff's claims and intends to vigorously defend the complaint. The Company does not believe that the ultimate outcome of the legal proceedings will materially affect the Company's results of operations or financial condition. No assurance can be given, however, regarding the risk or range of possible loss to the Company, if any.

Item 4.   Submission of Matters to a Vote of Security Holders

     On June 5, 1998, the Company held its 1998 Annual Meeting of Shareholders. The shareholders of record approved the following matters at the meeting:

1. Amended the Company's Articles of Incorporation to increase from 20,000,000 to 40,000,000 the number of shares of Common Stock the Company is authorized to issue, with the following votes: 9,464,722 for, 58,618 against, 8,074 abstentions;

2. Amended the Company's 1995 Stock Option Plan for employees to increase the number of shares of the Company's common stock reserved for grant under the plan from 843,750 to 1,100,000, with the following votes: 9,403,211 for, 97,790 against, 2,949 abstentions;

3. Elected Mr. Stephen H. Greenspan as a member of the Company's Board of Directors as a Class III director to serve a three-year term expiring in 2001 in accordance with the Company's Articles of Incorporation, with the following votes: 9,523,502 for, 7,912 abstentions;

4. Elected Mr. W. Paul Ruben as a member of the Company's Board of Directors as a Class III director to serve a three-year term expiring in 2001 in accordance with the Company's Articles of Incorporation, with the following votes: 9,523,502 for, 7,912 abstentions;

5. Ratified the appointment of Arthur Andersen LLP by the Board of Directors of the Company as the independent public accountants of the Company, with the following votes: 9,522,990 for, 575 against, 7,849 abstentions.


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


                                       K&G Men's Center, Inc.
                                       (Registrant)



Date:  September 16, 1998              /s/ Stephen H. Greenspan
      --------------------             ------------------------
                                       Stephen H. Greenspan
                                       Chairman of the Board,
                                       President and Chief Executive Officer
                                       (principal executive officer)


Date:  September 16, 1998              /s/ John C. Dancu
      --------------------             -----------------
                                       John C. Dancu
                                       Chief Operating and Financial Officer
                                       (principal financial and accounting
                                       officer)