Form 10-Q
period 1998-11-01
K&G MENS CENTER INC
filed 1998-12-15
CIK 1004526

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 1998
                               ----------------------------------------------
                                       OR
[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
                               ------------    ------------

                     Commission file number        0-27348

                            K&G Men's Center, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Georgia                                             58-1898817
--------------------------------------------------------------------------------
(State or other jurisdiction                              (I.R.S. Employer
    of incorporation)                                   Identification Number)

    1225 Chattahoochee Avenue, N.W.                            30318
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

  Common Stock, $.01 Par Value, 10,252,844 shares outstanding as of December 14, 1998.

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q
                               NOVEMBER 1, 1998



Part I.    Financial Information

           Item 1.    Financial Statements

                      Consolidated Balance Sheets....................   3

                      Consolidated Statements of Operations .........   4

                      Consolidated Statements of Cash Flows .........   5

                      Condensed Notes to the Financial Statements ...   6

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..  7-10

           Item 3.    Quantitative and Qualitative Disclosure about
                      Market Risk....................................  10

Part II.   Other Information

           Item 1.    Legal Proceedings..............................  11

           Item 6.    Exhibits and Reports on Form 8-K...............  11

Signatures...........................................................  12

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                          February 1, 1998     November 1, 1998
                                          ----------------     ----------------
                                                                  (unaudited)
                          ASSETS
CURRENT ASSETS:
     Cash & cash equivalents                  $ 3,631,000        $ 6,189,000
     Marketable securities                     17,678,000         10,190,000
     Accounts receivable                        1,435,000          1,497,000
     Merchandise inventory                     20,948,000         34,711,000
     Other assets                                 869,000          1,822,000
                                              -----------        -----------
          Total current assets                 44,561,000         54,409,000
PROPERTY AND EQUIPMENT, net                     2,927,000          5,208,000
OTHER ASSETS, net                                 443,000            443,000
                                              -----------        -----------
          Total assets                        $47,931,000        $60,060,000
                                              ===========        ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                         $ 5,432,000        $12,042,000
     Sales tax payable                            863,000          1,016,000
     Accrued expenses                           1,880,000          2,016,000
     Income taxes payable                       1,361,000            361,000
                                              -----------        -----------
          Total current liabilities             9,536,000         15,435,000
                                              -----------        -----------
LONG-TERM DEBT                                    205,000            205,000
                                              -----------        -----------
MINORITY INTEREST                                 373,000            315,000
                                              -----------        -----------
SHAREHOLDERS' EQUITY:
     Common stock                                 101,000            103,000
     Additional paid-in capital                25,182,000         27,931,000
     Retained earnings                         12,534,000         16,071,000
                                              -----------        -----------
          Total shareholders' equity           37,817,000         44,105,000
                                              -----------        -----------
          Total liabilities and shareholders'
           equity                             $47,931,000        $60,060,000
                                              ===========        ===========

See accompanying Condensed Notes to the Financial Statements.

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        Three Months Ended                   Nine Months Ended
                                                 ---------------------------------   ----------------------------------
                                                 November 2, 1997  November 1, 1998  November 2, 1997  November 1, 1998
                                                 ----------------  ----------------  ----------------  ----------------
NET SALES                                           $25,981,000       $30,972,000       $73,265,000       $91,551,000
COST OF SALES, including occupancy cost              20,052,000        24,101,000        56,547,000        70,763,000
                                                    -----------       -----------       -----------       -----------
GROSS PROFIT                                          5,929,000         6,871,000        16,718,000        20,788,000

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES         4,203,000         5,527,000        11,779,000        15,563,000
                                                    -----------       -----------       -----------       -----------
OPERATING INCOME                                      1,726,000         1,344,000         4,939,000         5,225,000

OTHER INCOME (EXPENSES):
   Interest expense                                     (10,000)          (10,000)          (28,000)          (29,000)
   Other income, net                                    263,000           237,000           842,000           816,000
                                                    -----------       -----------       -----------       -----------
INCOME BEFORE INCOME TAXES AND MINORITY
   INTEREST IN EARNINGS OF AFFILIATES                 1,979,000         1,571,000         5,753,000         6,012,000

PROVISION FOR INCOME TAXES                              776,000           616,000         2,256,000         2,357,000
                                                    -----------       -----------       -----------       -----------
INCOME BEFORE MINORITY INTEREST IN
   EARNINGS OF AFFILIATES                             1,203,000           955,000         3,497,000         3,655,000

MINORITY INTEREST IN EARNINGS
   OF AFFILIATES                                        (36,000)          (40,000)          (98,000)         (118,000)
                                                    -----------       -----------       -----------       -----------
NET INCOME APPLICABLE TO COMMON STOCK               $ 1,167,000       $   915,000       $ 3,399,000       $ 3,537,000
                                                    ===========       ===========       ===========       ===========


BASIC EARNINGS PER SHARE                            $      0.12       $      0.09       $      0.34       $     0.35
                                                    ===========       ===========       ===========       ==========

DILUTED EARNINGS PER SHARE                          $      0.11       $      0.09       $      0.33       $     0.35
                                                    ===========       ===========       ===========       ==========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                10,121,482        10,252,844        10,114,947       10,192,168
                                                    ===========       ===========       ===========      ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING ASSUMING DILUTION              10,193,127        10,277,184        10,175,516       10,192,168
                                                    ===========       ===========       ===========      ===========

See accompanying Condensed Notes to the Financial Statements.


           K&G MEN'S CENTER, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                                                  Nine Months Ended
                                                           November 2, 1997 November 1, 1998
                                                           ---------------  --------------
Cash Flows from Operating Activities:
   Net income                                                  $3,399,000      $3,537,000
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
        Minority interest in earnings of affiliates                98,000         118,000
        Depreciation and amortization                             342,000         514,000
         Changes in assets and liabilities:
               Accounts receivable                               (893,000)        (62,000)
               Merchandise inventory                          (10,776,000)    (13,763,000)
               Other assets, net                                 (266,000)       (953,000)
               Accounts payable                                 5,357,000       6,610,000
               Sales tax payable                                   14,000         153,000
               Accrued expenses                                   419,000         136,000
               Income taxes payable                              (655,000)        (76,000)
                                                           ---------------  --------------
                  Total adjustments                            (6,360,000)     (7,323,000)
                                                           ---------------  --------------
                  Net cash used in operating
                     activities                                (2,961,000)     (3,786,000)
                                                           ---------------  --------------

Cash Flows from Investing Activities:
   Additions to property and equipment                           (918,000)     (2,783,000)
   Sale of marketable securites                                10,236,000      25,533,000
   Purchase of marketable securities                           (4,877,000)    (18,045,000)
   Other assets                                                    (7,000)        (11,000)
                                                           ---------------  --------------
                  Net cash provided by
                     investing activities                       4,434,000       4,694,000
                                                           ---------------  --------------

Cash Flows from Financing Activities:
   Distribution to minority investors                            (114,000)       (176,000)
   Common stock issued                                            113,000       1,826,000
                                                           ---------------  --------------
                   Net cash (used in) provided by
                       financing activities                        (1,000)      1,650,000
                                                           ---------------  --------------

Net  Increase in Cash and Cash Equivalents                      1,472,000       2,558,000
Cash and Cash Equivalents at Beginning of
   Period                                                       6,440,000       3,631,000
                                                           ---------------  --------------
Cash and Cash Equivalents at End of
   Period                                                      $7,912,000      $6,189,000
                                                            ==============   =============

Supplemental Disclosure of Cash Paid For:

   Interest                                                       $16,000         $16,000
                                                            ==============   =============
   Income taxes                                                $3,022,000      $1,324,000
                                                            ==============   =============

See accompanying Condensed Notes to the Financial Statements.



                                       5

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES
                  CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  UNAUDITED FINANCIAL INFORMATION

     The accompanying financial statements of K&G Men's Center, Inc. and Subsidiaries as of November 1, 1998 and November 2, 1997, and for the nine months then ended, are unaudited. In the opinion of the Company's management, these statements include all adjustments considered necessary for a fair presentation of financial condition and results of operations.

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

     Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the nine months ended November 1, 1998 and November 2, 1997 were determined on the assumption that the net weighted average outstanding stock options granted under the Company's plans (the Company's only potentially dilutive shares) of 0 and 60,569 shares, respectively, had been exercised on November 1, 1998 and November 2, 1997, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, statements of operations data expressed as a percentage of net sales:

                                                       Three Months Ended              Nine Months Ended
                                                 ------------------------------  ------------------------------
                                                     11/1/98         11/2/97         11/1/98         11/2/97
                                                     -------         -------         -------         -------
Net sales                                             100.0%          100.0%          100.0%          100.0%
Cost of sales, including occupancy cost                77.8            77.2            77.3            77.2
                                                      -----           -----           -----           -----
Gross profit                                           22.2            22.8            22.7            22.8
Selling, general and administrative expenses           17.9            16.2            17.0            16.1
                                                      -----           -----           -----           -----
Operating income                                        4.3             6.6             5.7             6.7
Other income (expenses):
   Interest expense                                    (0.0)           (0.0)           (0.0)           (0.1)
   Other income, net                                    0.8             1.0             0.9             1.2
                                                      -----           -----           -----           -----
Income before income taxes and minority
 interest in earnings of affiliates                     5.1             7.6             6.6             7.8

Provision for income taxes                              2.0             3.0             2.6             3.1
                                                      -----           -----           -----           -----
Income before minority interest in earnings
 of affiliates                                          3.1             4.6             4.0             4.7

Minority interest in earnings of affiliates            (0.1)           (0.1)           (0.1)           (0.1)
                                                      -----           -----           -----         -------
 Net income                                             3.0%            4.5%            3.9%            4.6%
                                                      =====           =====           =====         =======

THREE MONTHS ENDED NOVEMBER 1, 1998 AND NOVEMBER 2, 1997

     Net sales of $31.0 million for the three months ended November 1, 1998 represents an increase of $5.0 million, or 19.2% over net sales of $26.0 million for the three months ended November 2, 1997. On a comparable store basis, net sales increased 2.0% for the three months ended November 1, 1998, compared to 16.5% for the three months ended November 2, 1997 (using the comparable 13-week period of the second quarter of fiscal years 1997 and 1996). The increase in net sales is a result of the Company's comparable store sales and the opening of eight new stores since November 2, 1997. Although sales levels for the three months ended November 1, 1998 increased over sales for the three months ended November 2, 1997, the Company believes that the unseasonably hot weather, which was prevalent in may of its markets throughout the quarter, had a negative impact on sales revenues and comparable store sales.

     Gross profit increased $942,000, or 15.9% to $6.9 million for the three months ended November 1, 1998. Gross profit as a percentage of sales decreased to 22.2% for the three months ended November 1, 1998 from 22.8% for the three months ended November 2, 1997. The decrease in gross profit, as a percentage of sales, is mainly due to the Company's new stores having a higher occupancy cost as a percentage of net sales, partially offset by an improvement in merchandise margins.

     Selling, general and administrative expenses increased $1.3 million or 31.5%, to $5.5 million for the three months ended November 1, 1998. Selling, general and administrative expenses as a percentage of net sales increased to 17.9% for the three months ended November 1, 1998, from 16.2% for the three months ended November 2, 1997. The increase in selling, general and administrative expenses as a percentage of net sales is mainly due to increased advertising cost as a percentage of net sales, related to marketing efforts in certain new markets, partially offset by a decrease in new store expenses as a percentage of sales. The decrease in new store expenses as a percentage of sales is attributable to opening one new store during the quarter ended November 1, 1998 compared to three new stores during the quarter ended November 2, 1997. Additionally, payroll cost as a percentage of net sales increased due to the Company's relatively high proportion of younger stores. These younger stores have traditionally had a payroll cost as a percentage of net sales greater than that of the Company's more mature stores.

     Operating income was $1.3 million for the three months ended November 1, 1998 compared to $1.7 million for the three months ended November 2, 1997. Operating income as a percentage of net sales decreased to 4.3% for the three months ended November 1, 1998 from 6.6% for the three months ended November 2, 1997.

     The factors discussed above resulted in net income of $915,000 for the three months ended November 1, 1998 compared with $1.2 million for the three months ended November 2, 1997.

NINE MONTHS ENDED NOVEMBER 1, 1998 AND NOVEMBER 2, 1997

     Net sales of $91.6 million for the nine months ended November 1, 1998 represents an increase of $18.3 million, or 25.0% over net sales of $73.3 million for the nine months ended November 2, 1997. On a comparable store basis, net sales increased 5.7% for the nine months ended November 1, 1998, compared to 15.0% for the nine months ended November 2, 1997 (computed using the comparable 39-week period of fiscal years 1997 and 1996). The increase in net sales is a result of the Company's strong comparable store sales and the opening of eight new stores since November 2, 1997.

     Gross profit increased $4.1 million, or 24.3% to $20.8 million for the nine months ended November 1, 1998. Gross profit as a percentage of sales decreased to 22.7% for the nine months ended November 1, 1998 from 22.8% for the nine months ended November 2, 1997. The slight decrease in gross profit as a percentage of sales is mainly due to an improvement in merchandise margins, offset by some of the Company's new stores having a higher occupancy cost as a percentage of net sales.

     Selling, general and administrative expenses increased $3.8 million or 32.1%, to $15.6 million for the nine months ended November 1, 1998. Selling, general and administrative expenses as a percentage of net sales increased to 17.0% for the nine months ended November 1, 1998, from 16.1% for the nine months ended November 2, 1997. The increase in selling, general and administrative expenses as a percentage of net sales is mainly due to increased advertising cost as a percentage of net sales, related to marketing efforts in certain new markets, combined with an increase in payroll cost as a percentage of net sales due to the Company's relatively high proportion of younger stores. These younger stores have traditionally had a payroll cost as a percentage of sales greater than that of the Company's more mature stores.

     Operating income increased to $5.2 million for the nine months ended November 1, 1998 compared to $4.9 million for the nine months ended November 2, 1997. Operating income as a percentage of net sales decreased to 5.7% for the nine months ended November 1, 1998 from 6.7% for the nine months ended November 2, 1997.

     The factors discussed above resulted in an increase in net income to $3.5 million for the nine months ended November 1, 1998 from $3.4 million for the nine months ended November 2, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its working capital and capital expenditure requirements from proceeds from the sale of equity securities, net cash provided by operating activities and through borrowings from related parties and under its bank credit facilities. The Company had working capital of $39.0 million and $35.0 million at November 1, 1998 and February 1, 1998, respectively. The principal use of working capital is to purchase inventory. The Company had $16.4 million in cash, cash equivalents and marketable securities as of November 1, 1998.

     The Company's capital expenditures totaled $2,783,000, and $918,000 for the nine months ended November 1, 1998 and November 2, 1997, respectively. These capital expenditures were primarily used to open new stores and upgrade the Company's management information systems.

     The Company currently has a bank credit facility, which expires June 30, 2000, and permits borrowings of up to $5.0 million. The interest rate on this facility is the prime rate less 1% or LIBOR plus 1.5% per annum, at the option of the Company. As of November 1, 1998, K&G had no debt outstanding on this facility.

     The Company's primary capital requirements are for the opening of new stores. The Company estimates that the total cash required to open a 15,000 to 20,000 square foot prototype store, including inventory, store fixtures and equipment, leasehold improvements, other net working capital and pre-opening costs (primarily stocking and training), typically ranges from $625,000 to $900,000 depending on landlord assistance and vendor financing. The Company intends to open 10 new stores in fiscal 1999. In addition, the Company will spend approximately $1.5 million on its point-of-sale and management information systems over the next year as part of its Year 2000 readiness process. The Company believes that the proceeds of its previous securities offerings, internally generated funds, existing cash balances and its bank credit facility will be adequate to fund its anticipated needs for the foreseeable future.

     The Company has completed a preliminary evaluation of its management information systems to determine their readiness in terms of Year 2000 issues, and has determined that its point-of-sale cash register systems are the only major application that will require significant modification in order to be Year 2000 ready. The Company has developed a plan to replace its current registers with a new computer-based register system. The costs to purchase and implement these register systems are estimated to total approximately $1.5 million. The Company intends to finance these costs with existing working capital and cash flows from operations. Under the Company's plan, the PC registers will be fully implemented and operational at all of its store locations prior to December 31, 1999. The Company has completed the preliminary development and programming phase of this project and intends to begin the initial live installation during January 1999. Complete rollout to all current and future locations is intended to commence in February 1999, and is intended to be complete prior to December 31, 1999. The Company does not believe that the costs to modify any of its other current systems (both information technology systems and non-information technology systems) to be Year 2000 ready will be material to its financial condition or results of operations. The Company has developed a plan to determine the Year 2000 readiness its suppliers or other third parties with which the Company conducts business. Additionally, the Company has begun to develop a contingency plan to address the possibility of failure of any of the Company's significant suppliers to reach Year 2000 readiness. In the event that the Company, or any of the Company's significant suppliers or other third parties with which the Company conducts business, do not successfully and timely achieve Year 2000 readiness, the Company's business or operations could be adversely affected. These statements are by necessity forward-looking statements within the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     Certain statements contained in the body of this Report are "forward-looking statements" within the meaning of the Reform Act. When used herein, the words "anticipates," "intends," "plans," "believes," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks and uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, (i) the youth of the Company's store base; (ii) risks related to the Company's expansion strategy; (iii) timing of new store openings; (iv) potential inability to sustain comparable store sales growth; (v) merchandise and market trends; (vi) vendor relationships; (vii) reliance on key personnel; (viii) the impact of local, regional or national economic conditions and (ix) severe weather conditions. These and other factors affecting the Company's future performance are further detailed in publicly available reports filed from time to time by the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Annual Report on Form 10-K, Quarterly Report on Form 10-Q and Registration Statement on Form S-3. Further, any forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

None.

                          Part II - Other Information

Item 1.  Legal Proceedings

     As previously reported, a former employee of the Company filed a complaint in California Superior Court on June 4, 1998, against the Company and certain officers and directors of the Company relating to the plaintiff's employment relationship with the Company. The several causes of action stated in the complaint relate primarily to an alleged employment agreement between the plaintiff and the Company and the Company's alleged breach thereof. The plaintiff is seeking approximately $10 million plus punitive damages. The Company believes that it has valid defenses to the plaintiff's claims and intends to vigorously defend the complaint. The Company does not believe that the ultimate outcome of the legal proceedings will materially affect the Company's results of operations or financial condition. No assurance can be given, however, regarding the risk or range of possible loss to the Company, if any.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

      Exhibit 27.  Financial Date Schedule


(b)   Reports on Form 8-K

      None

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        K&G Men's Center, Inc.
                                                (Registrant)



Date:  December 15, 1998                /s/  Stephen H. Greenspan
       ---------------------            -------------------------------------
                                        Stephen H. Greenspan
                                        Chairman of the Board,
                                        President and Chief Executive Officer
                                        (principal executive officer)


Date:  December 15, 1998                /s/  John C. Dancu
       ---------------------            -------------------------------------
                                        John C. Dancu
                                        Chief Operating and Financial Officer
                                        (principal financial and chief
                                        accounting officer)