Form 10-K
period 1999-01-31
K&G MENS CENTER INC
filed 1999-03-25
CIK 1004526

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal  year ended January 31, 1999.

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

                        Commission File Number: 0-27348

                             K&G Men's Center, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

          Georgia                                        58-1898817
--------------------------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1225 Chattahoochee Avenue, N.W., Atlanta, Georgia                     30318
--------------------------------------------------------------------------------
   (Address of principal executive offices)                         (Zip Code)

      Registrant's telephone number, including area code:  (404)351-7987
                                                           -------------

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

Yes: [X]  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 1999: $76,097,803.

     Number of shares of Common Stock outstanding as of March 23, 1999:
10,252,844

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement of K&G Men's Center, Inc. for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report. Other than those portions specifically incorporated by reference herein, the Proxy Statement for the 1999 Annual Meeting of Shareholders shall not be deemed to be filed as part of this Report.

                                     PART I

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materiality from those described in the forward-looking statements. Such forward-looking statements are typically identified by statements to the effect that the Company "believes," "estimates," "intends," "expects" or "anticipates" a certain state of affairs. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement made pursuant to this Act and summarizing the principal risks and uncertainties inherent in the Company's business is included herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement." Readers of this Report are encouraged to read these cautionary statements carefully.

Item 1.  Business
-----------------

Overview

     K&G Men's Center, Inc. (the "Company" or "K&G") is a superstore retailer of men's apparel and accessories. K&G's stores offer first-quality, current-season men's apparel comparable in quality to that of traditional department and fine specialty stores, but at everyday low prices 30% to 70% below those typically charged by such stores. The Company's merchandising strategy emphasizes broad and deep assortments across all major menswear categories, including tailored clothing, casual sportswear, dress furnishings, footwear and accessories. This dominant merchandise selection, which includes brand name as well as private label merchandise, positions the Company to attract a wide range of menswear customers in each of its markets. In addition, the Company's philosophy of delivering everyday value distinguishes K&G from other retailers that adopt a more promotional pricing strategy.

     The Company's 33 stores operating in sixteen states are "destination" stores located primarily in low-cost warehouses easily accessible from major highways and thoroughfares. K&G's stores are open for business on Fridays, Saturdays and Sundays only, typically for a total of 24 hours per week. The Company's stores are operated under the names "K&G Men's Center," "K&G MenSmart," "T&C Men's Center," "T&C MenSmart" and "MenSmart." The Company pioneered the weekend strategy in menswear as a means of responding to its customers' shopping habits and creating a sense of urgency to purchase, while facilitating cost control and inventory replenishment. This strategy is an integral element of the Company's retail formula that emphasizes low operating costs, low mark-ups and high inventory turnover to produce attractive store-level economics.

     On March 3, 1999, the Company entered into an Agreement and Plan of Merger with The Men's Wearhouse, Inc., a Texas corporation ("TMW"), under which the Company would become a wholly owned subsidiary of TMW. The merger is subject to approval by the Company's shareholders. See "Agreement and Plan of Merger with The Men's Wearhouse."

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

     Broad and Consistent Selection of First-Quality Merchandise. K&G's abundant merchandise offerings consist of all major categories of men's apparel, including business attire (suits, sportcoats, shirts and ties), casual wear (slacks, shorts, polo-style shirts, sweaters and activewear), formal wear (tuxedos and related furnishings), accessories (underwear, socks, belts, gloves and scarves), outerwear and footwear. In each merchandise category other than accessories, the Company strives to offer its customers a dominant selection of "good-better-best" merchandise that enables the customer to make the value quality decision that best fits his needs. Recognizing the trend toward casual dressing in the workplace, K&G added casual clothing and sportswear to its tailored clothing selection in 1991, and tailored clothing accounted for less than half of the Company's net sales in fiscal 1998.

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

     Since October 1995, the Company has opened 25 stores, increasing its store base by over 310% to 33 locations. These 25 stores include three stores in the Philadelphia area, two stores each in the Atlanta, Boston, Long Island, Houston, Seattle and Washington, D.C. areas and stores in Baltimore, Cleveland, Minneapolis, Dallas/Ft. Worth, Charlotte, Denver, Kansas City, Kansas, Fairfield, New Jersey, Los Angeles and Columbus, Ohio.

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

     The Company's future operating results will depend largely upon its ability to open and operate new stores successfully and to manage a larger business profitably. The success of K&G's planned expansion strategy is dependent upon many factors, including identifying suitable markets and sites for new stores, negotiating leases with acceptable terms, building or refurbishing stores and obtaining site financing. In addition, the Company must be able to continue to hire, train and retain competent managers and store personnel. The failure of the Company to achieve its expansion goals on a timely basis, obtain acceptance in markets in which it currently has limited or no presence, attract and retain qualified management and other personnel, appropriately upgrade its systems and controls or manage operating expenses could adversely affect the Company's future operating results. In addition, the Company's more mature stores historically have produced higher sales per square foot and higher operating margins than its younger stores. Accordingly, K&G's planned expansion could produce a decrease in the Company's overall sales per square foot and operating margins during fiscal 1999. Finally, opening new stores in existing markets may also reduce sales of existing stores in those markets.

Merchandising

     Merchandise Categories. The Company's merchandise strategy targets value-oriented customers who would typically shop at traditional department and fine specialty stores. K&G's merchandise assortment features a "good-better-best" selection in all categories of men's apparel, including business attire (suits, jackets, shirts and ties), casual wear (slacks, shorts, polo-style shirts, sweaters and activewear), formal wear (tuxedos and related furnishings), accessories (underwear, socks, belts, gloves and scarves), outerwear and footwear. Branded merchandise is complemented by a private label program, which enhances the Company's presentation of current trends and provides key items in a wide variety of sizes, colors and styles. In addition, the Company tailors its merchandise mix to reflect regional factors such as weather and fashion preferences. Although low prices are an important element of the Company's strategy, management believes that K&G differentiates itself from typical off-price retailers by offering a higher percentage of current-season merchandise similar to that carried by traditional department and fine specialty stores. The breadth and depth of assortments of this merchandise offered by K&G also distinguishes the Company from off-price competitors. The Company occasionally offers focused assortments of close-out goods, but does not offer factory seconds or irregular merchandise.

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

                             Fiscal 1996       Fiscal 1997        Fiscal 1998
                             -----------       -----------        -----------
Tailored clothing                43.1%             42.5%              42.7%
Casual sportswear                28.3              27.2               26.5
Dress furnishings                16.0              16.3               16.4
Footwear and accessories         12.6              14.0               14.4


     Tailored clothing, the Company's largest category as a percentage of net sales, consists of in-depth presentations of suits, sportcoats and dress slacks. K&G maintains an average of 3,900 suits in each store. Industry sources indicate that unit sales of men's suits have declined or remained relatively constant over many years. This is primarily attributable to men allocating a lower portion of their disposable income to tailored clothing and to a trend toward more casual dressing in the workplace. Recognizing the trend toward casual dressing in the workplace, K&G entered the casual sportswear business in 1991, and now carries a broad selection of mostly branded sportswear in its stores.

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

Purchasing and Distribution

     K&G purchases merchandise from approximately 250 vendors. The Company enjoys long-standing working relationships with many of these vendors, creating a continuity of buying opportunities for first-quality, current-season merchandise. To foster these relationships and buying opportunities, K&G does not request markdown allowances, avoids merchandise returns (except for damaged or non-conforming goods) and buys in large volumes. The Company does not have long-term or exclusive contracts with any of its vendors. A disruption of vendor relationships could adversely affect the Company's business. Although management believes that the Company's relations with its vendors currently are satisfactory and that the Company currently has adequate sources of brand name and private label merchandise, there can be no assurance that the Company will be able to acquire such merchandise. In fiscal 1998, no more than 10.9% of K&G's purchases were from any single vendor.

     The Company utilizes several purchasing strategies to provide its customers with a consistent selection of first-quality, current-season men's apparel at value prices. K&G typically commits to purchase only a portion of its merchandise in advance of the selling season, unlike traditional department and fine specialty stores which typically purchase substantially all of their merchandise in advance. This allows the Company to take advantage of in-season buying opportunities and react more quickly to customer buying trends, although as the Company's store base grows, the percentage of opportunistic, in-season purchases made by the Company may decrease. The Company's management information systems enable it to order merchandise on a store-by-store basis, reinforcing its buying staff's ability to respond quickly to customer buying trends by re-stocking better selling items and clearing out, through markdowns, those items not meeting predetermined sales goals. Finally, the buying staff receives store and SKU sales information on the Monday immediately following each weekend selling period, further facilitating quick response to sales trends. Approximately 25% of the Company's merchandise purchases are currently ordered through an automatic replenishment system that utilizes model stock levels by store for certain basic categories. In addition, the Company has initiated a direct sourcing program to purchase portions of its tailored clothing directly from manufacturers located in foreign countries and plans to increase its level of direct sourcing.

     The Company's buying staff is headed by the General Merchandising Manager, who is supported by the President and five buyers. The buying staff consists of individuals with an average of more than 20 years of retail buying experience.

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

     The Company regularly surveys its customers to determine their concerns and acts in response to such surveys to improve store operations and customer service. Through effective use of the Company's state-of-the-art management information systems, which management utilizes each week to analyze sales and merchandise trends from the prior week, the Company seeks to enhance customer service by having stores well-stocked with the best-selling merchandise each time the customer visits. Every store has an on-premises alterations area. Certain alterations, such as pants cuffs, can be completed on an as-you-wait basis. Other alterations are typically finished in one week.

Advertising

     The Company's annual advertising expenditures are relatively low compared to other major retailers. Advertising expenditures were $3.5 million, $4.2 million and $5.8 million in fiscal 1996, fiscal 1997 and fiscal 1998, or 3.9%, 3.8% and 4.2% of net sales, respectively. K&G allocates the majority of its advertising budget to newspaper and radio advertising. The Company typically advertises heavily in a new store market during its first year of operation in that market. While the Company does not advertise the brand names of the men's apparel that it sells, its advertisements feature the "fabric integrity" of its merchandise, the quantities of merchandise available in various categories and the price points for K&G's merchandise as compared to the suggested retail price. These advertisements are designed to ensure that K&G's customers recognize the quality, broad selection and everyday low prices of the Company's merchandise.

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

     The Company has completed a preliminary evaluation of its management information systems to determine their readiness in terms of Year 2000 issues, and has determined that its point-of-sale cash register systems are the only major application that will require significant modification in order to be Year 2000 ready. The Company has developed a plan to replace its current registers with a new computer-based register system. The costs to purchase and implement these register systems are estimated to total approximately $1.5 million. The Company intends to finance these costs with existing working capital and cash flows from operations. Under the Company's plan, the PC registers will be fully implemented and operational at all of its store locations prior to December 31, 1999. The Company has completed the preliminary development and programming phase of this project and has begun live installation in several of its major markets. Based upon the results of the rollout to its initial markets, the Company believes that it is currently on pace to complete its rollout as planned. The Company has incurred expenditures to date of approximately $590,000 or 39% of the anticipated total cost of $1.5 million. The Company does not believe that the costs to modify any of its other current systems (both information technology systems and non-information technology systems) to be Year 2000 ready will be material to its financial condition or results of operations. The Company has developed a plan to determine the Year 2000 readiness of its suppliers or other third parties with which the Company conducts business. Additionally, the Company has begun to develop a contingency plan to address the possibility of failure of any of the Company's significant suppliers to reach Year 2000 readiness. In the event that the Company, or any of the Company's significant suppliers or other third parties with which the Company conducts business, does not successfully and timely achieve Year 2000 readiness, the Company's business or operations could be adversely affected. These statements are by necessity forward-looking statements within the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. The statements included in this section are intended to be and are designated "Year 2000 Readiness Disclosure" statements within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

Employees

     At January 31, 1999, the Company's work force consisted of approximately 252 full-time and 375 part-time employees. Employment levels vary during the year and peak during the holiday selling season.

Trademarks

     The Company owns the federally registered trademark MenSmart. The Company's stores are operated under the tradenames K&G Men's Center, K&G MenSmart, T&C Men's Center, T&C MenSmart, and MenSmart.

Item 2.  Properties.
-------------------

     At January 31, 1999, K&G operated 33 stores in 16 states as follows:

                Colorado                             2
                California                           1
                Georgia                              4
                Indiana                              1
                Kansas                               1
                Maryland                             2
                Massachusetts                        2
                Minnesota                            1
                New Jersey                           3
                New York                             2
                North Carolina                       1
                Ohio                                 3
                Pennsylvania                         2
                Texas                                5
                Virginia                             1
                Washington                           2

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

     The Company's stores average 17,839 gross square feet and range in size from 12,000 to 30,000 gross square feet. The Company has created a 15,000 to 20,000 square foot prototype store. Store leases typically have terms to maturity of five to ten years.

     The Company leases approximately 100,000 gross square feet of space at its corporate headquarters in Atlanta, which includes store, office and warehouse space.

Item 3.  Legal Proceedings.
--------------------------

     As previously reported, on June 4, 1998, a former employee of the Company filed a complaint in California Superior Court against the Company and an officer and director of the Company relating to the plaintiff's employment relationship with the Company. The several causes of action stated in the complaint relate primarily to an alleged employment agreement between the plaintiff and the Company and the Company's alleged breach thereof. The plaintiff is seeking approximately $10 million plus punitive damages. While the Company believes that it has valid defenses to the plaintiff's claims, in light of the costs of continuing to defend the litigation, the proposed merger with TMW and other considerations, management is investigating whether it might be in the Company's best interests to bring the matter to conclusion. Accordingly, the Company has entered into settlement negotiations with the plaintiff, but no definitive agreement has been reached with regard to a settlement of plaintiff's claims. No assurance can be given regarding the ultimate resolution of this dispute, or the risk or range of possible loss to the Company, if any, resulting from such resolution. The Company has Employment Practices Liability coverage; the insurer has asserted certain reservations of rights with respect to this matter.

     The Company is also a party to other various ongoing employment related claims and pending litigation. The Company believes that it has a valid defense to these claims and intends to vigorously defend them. The Company does not believe that the ultimate outcome of these proceedings will materially affect the Company's results of operations or financial condition. No assurance can be given, however, regarding a range of possible loss to the Company, if any, that will result from these matters.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
--------------------------------------------------------------------------
Matters.
-------

     Following the Company's initial public offering of Common Stock on January 24, 1996 at $6.67 per share, the Company's Common Stock has been traded on the NASDAQ National Market System under the symbol "MENS." The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the Common Stock, as reported by NASDAQ:


Fiscal Year Ended February 1, 1998                      High          Low
                                                       -----         -----
First Quarter                                          20.08         16.25
Second Quarter                                         23.25         14.75
Third Quarter                                          23.00         18.25
Fourth Quarter                                         21.50         18.25

Fiscal Year Ended January 31, 1999                      High          Low
                                                       -----         -----
First Quarter                                          25.00         17.88
Second Quarter                                         28.00         21.50
Third Quarter                                          23.50          4.00
Fourth Quarter                                         10.25          7.50

     On March 23, 1999, there were approximately 53 record holders of Common Stock and approximately 3200 persons or entities who hold common stock in nominee name.

     The Company currently intends to retain all future earnings for use in the expansion and operation of its business. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, future earnings, capital requirements, the general financial condition of the Company and general business conditions. In addition, the payment of dividends by the Company and its subsidiaries is substantially limited by restrictive covenants in K&G's bank credit agreement

Item 6.  Selected Financial Data.
--------------------------------

                      SELECTED CONSOLIDATED FINANCIAL DATA
          (Dollars in thousands, except per share and operating data)

     The selected consolidated financial data below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The statement of operations and balance sheet data set forth below for the years ended January 28, 1996 (fiscal 1995), February 2, 1997 (fiscal 1996), February 1, 1998 (fiscal
1997) and January 31, 1999 (fiscal 1998), and as of those dates have been derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, the Company's independent public accountants. All of the share and per share information set forth below has been retroactively adjusted to give effect to a 3-for-2 stock split effected April 25, 1997.

                                                  January 28, 1996   February 2, 1997   February 1, 1998   January 31, 1999
                                                  -----------------  -----------------  -----------------  -----------------
Statement of Operations Data:
Net Sales                                                  $60,027            $88,104           $112,795           $139,234
Cost of sales, including occupancy costs                    45,594             67,344             86,513            107,081
                                                           -------            -------           --------           --------
Gross profit                                                14,433             20,760             26,282             32,153
Selling, general and administrative expenses                 9,295             13,752             16,675             22,617
                                                           -------            -------           --------           --------
Operating income                                             5,138              7,008              9,607              9,536
Other income (expense)
Interest expense                                               (55)               (43)               (29)               (29)
Other income, net                                              220                735              1,166              1,061
                                                           -------            -------           --------           --------

Income before income taxes and minority
 interest in earnings of affiliates                          5,303              7,700             10,744             10,568
Provision for income taxes                                   2,079              2,991              4,189              4,137
                                                           -------            -------           --------           --------
Income before minority interest in earnings of
 affiliates                                                  3,224              4,709              6,555              6,431
Minority interest in earnings of affiliates                    (38)              (125)              (172)              (202)
                                                           -------            -------           --------           --------
Net income                                                   3,186              4,584              6,383              6,229
Dividends on Redeemable Common Stock, Series B
                                                              (230)               --                  --                 --
                                                           -------            -------           --------           --------
Net income applicable to Common Stock,
 Series A                                                  $ 2,956            $ 4,584           $  6,383           $  6,229
                                                           =======           ========           ========           ========
Basic earnings per share                                   $  0.40           $   0.47           $   0.63           $   0.61
                                                           =======           ========           ========           ========

Diluted earnings per share                                 $  0.40           $   0.47           $   0.63           $   0.61
                                                           =======           ========           ========           ========

Weighted average common shares outstanding (000's)           7,875              9,682             10,118             10,207
                                                           =======           ========           ========           ========

Weighted average common shares outstanding
 assuming dilution (000's)                                   7,875              9,787             10,211             10,207
                                                           =======           ========           ========           ========

Selected Operating Data:
Comparable store sales increase (1)                           11.9%              12.4%              13.0%               5.7%
Stores open at end of period                                    11                 17                 25                 33
Average sales per square foot of selling area (2)          $   517            $   436           $    404           $    363


Balance Sheet Data (at period end) (3)
Working capital                                            $ 7,813            $29,305           $ 35,025           $ 41,359
Total assets                                                17,203             42,384             47,931             57,230
Total debt                                                     205                205                205                205
Shareholders' equity                                         2,643             31,280             37,817             46,797

(1) New stores become comparable stores beginning in their fourteenth full month of operation. Fiscal 1996 comparable store sales increases is calculated based on the first 52-weeks in fiscal 1996 compared to 52-weeks in fiscal 1995. Fiscal 1996 was a 53-week period, and comparable store sales increases based on the 53-weeks of fiscal 1996 compared to the 52-weeks of 1995 was 14.4%. Fiscal 1997 comparable store sales increase is calculated using the comparable 52-week period of fiscal 1997 and 1996. Fiscal 1997 was a 52-week period, and comparable store sales increases based on the 52-weeks of fiscal 1997 compared to the 53-weeks of fiscal 1996 was 12.0%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --General."

(2) Average sales per square foot of selling area is calculated by dividing selling square footage for all stores open the entire period into net sales for those stores. Selling area excludes administrative, storage, alterations and fitting areas.

(3) The Company effected its initial public offering on January 24, 1996 (before fiscal 1995 year end). This transaction closed on January 30, 1996 (after year end). The transaction has not been reflected in the Company's financial statements as of January 28, 1996.

     The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and the Financial Statements and Notes thereto of the Company included in this Form 10-K.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------

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

     Since October 1995, the Company has opened 25 stores, increasing its store base by over 310% to 33 locations. These 25 stores include three stores in the Philadelphia area, two stores each in the Atlanta, Boston, Long Island, Houston, Seattle and Washington, D.C. areas and stores in Baltimore, Cleveland, Minneapolis, Dallas/Ft. Worth, Charlotte, Denver, Kansas City, Kansas, Fairfield, New Jersey, Los Angeles and Columbus, Ohio.

     The Company has experienced a 36% compounded annual growth rate in net sales since 1991, with comparable store sales increases every year since inception. Management believes that a significant portion of the Company's comparable store sales increases are due to word-of-mouth publicity provided by its customers, which is supported by local advertising. The following table sets forth certain operating statistics for the Company since fiscal 1991 (dollars in thousands):

                                  Fiscal Year
                                  -----------

                                     1991       1992       1993          1994        1995       1996         1997       1998
                                   --------   --------   --------      --------    --------   ---------    --------   --------
Net Sales                           $16,568    $29,712    $37,081       $49,801     $60,027     $88,104    $112,795   $139,234
Comparable store sales
increase                               53.3%      37.1%       7.9%(1)      17.2%       11.9%       12.4%(2)    13.0%(3)    5.7%
Number of stores at end of period
                                          4          5          7             9          11          17          25         33

(1) In fiscal 1993, the Company opened a second store in Atlanta, which had the effect of reducing comparable store sales growth at K&G's original Atlanta store.

(2) Fiscal 1996 comparable store sales increases is calculated based on the first 52-weeks in fiscal 1996 compared to the 52 weeks in fiscal 1995. Fiscal 1996 was a 53-week period, and comparable store sales increases based on the 53-weeks of fiscal 1996 compared to the 52-weeks of 1995 was 14.4%.

(3) Fiscal 1997 comparable store sales increases is calculated using the comparable 52-week period of fiscal 1997 and 1996. Fiscal 1997 was a 52-week period, and comparable store sales increases based on the 52-weeks of fiscal 1997 compared to the 53-weeks of fiscal 1996 was 12.0%.

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

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of net sales:

                                                                                        Fiscal Year
                                                                        1996                1997                1998
                                                                        ----                ----                ----
Net Sales                                                               100.0 %             100.0 %             100.0 %
Cost of sales, including occupancy cost                                  76.4                76.7                76.9
                                                                        -----               -----               -----
Gross profit                                                             23.6                23.3                23.1
Selling, general and administrative expenses                             15.6                14.8                16.2
                                                                        -----               -----               -----
Operating income                                                          8.0                 8.5                 6.9
Other income (expense):
Interest expense                                                         (0.1)                 --                  --
Other income, net                                                         0.8                 1.0                 0.7
                                                                        -----               -----               -----
Income before income taxes and minority interest in
 earnings of affiliates                                                   8.7                 9.5                 7.6
Provision for income taxes                                                3.4                 3.7                 3.0
                                                                        -----               -----               -----
Income before minority interest in earnings of affiliates                 5.3                 5.8                 4.6
Minority interest in earnings of affiliates                              (0.1)               (0.1)               (0.1)
                                                                        -----               -----               -----
Net income                                                                5.2 %               5.7 %               4.5 %
                                                                        =====               =====               =====


Fiscal Year 1998 Compared to Fiscal Year 1997

     Net sales of $139.2 million in fiscal 1998 represents an increase of $26.4 million, or 23.4% over net sales of $112.8 million in fiscal 1997. On a comparable store basis, net sales increased 5.7% for fiscal 1998, compared to 13.0% for fiscal 1997 (computed using the comparable 52-week period of fiscal years 1997 and 1996). The increase in net sales is a result of the Company's comparable store sales and the opening of eight new stores during fiscal year 1998. The Company opened five of its eight new stores in the existing markets of Atlanta, Philadelphia, Seattle and Denver. The Company also opened two stores in Houston and one store in Los Angeles.

     Gross profit increased $5.9 million, or 22.3% to $32.2 million in fiscal 1998. Gross profit as a percentage of sales decreased to 23.1% in fiscal 1998 from 23.3% in fiscal 1997. The decrease in gross profit, as a percentage of sales, is due to the Company's new stores having a higher occupancy cost as a percentage of net sales, partially offset by an improvement in merchandise margins.

     Selling, general and administrative expenses increased $5.9 million or 35.6% to $22.6 million in fiscal 1998. Selling, general and administrative expenses as a percentage of net sales increased to 16.2% in fiscal 1998, from 14.8% in fiscal 1997. The increase in selling, general and administrative expenses as a percentage of net sales is due to increased advertising cost as a percentage of net sales, related to marketing efforts in certain new markets. Additionally, payroll cost as a percentage of net sales increased due to the Company's relatively high proportion of younger stores. These younger stores have traditionally had a payroll cost as a percentage of net sales greater than that of the Company's more mature stores.

     Operating income was $9.5 million in fiscal 1998 compared to $9.6 million in fiscal 1997. Operating income as a percentage of net sales decreased to 6.9% in fiscal 1998 from 8.5% in fiscal 1997.

     The factors discussed above resulted in net income of $6.2 million in fiscal 1998 compared with $6.4 million in fiscal 1997.

Fiscal 1997 Compared to Fiscal 1996

     Net sales of $112.8 million in fiscal 1997 represented an increase of $24.7 million, or 28.0%, over net sales of $88.1 million in fiscal 1996. On a comparable store basis, (computed using the comparable 52-week periods of fiscal years 1997 and 1996) sales increased 13.0% for fiscal 1997, compared to 12.4% for fiscal 1996. Fiscal year 1997 was a 52-week period and fiscal year 1996 was a 53-week period. The increase in sales was the result of the Company's strong comparable store sales, and the opening of eight new stores during fiscal 1997, partially offset by the 53rd-week of sales included in 1996. In fiscal year 1997, the Company opened stores in five new markets: Charlotte, North Carolina, Minneapolis, Minnesota, Cleveland, Ohio, Seattle, Washington and Cherry Hill, New Jersey, a suburb of metropolitan Philadelphia. The Company added three other stores in existing markets: Fairfield, New Jersey, the Northern New Jersey market, Arlington, Texas, the Dallas/Ft. Worth market, and Queens, New York, the Long Island, New York market.

     Gross profit increased $5.5 million, or 26.6%, to $26.3 million in fiscal 1997. Gross profit as a percentage of sales decreased to 23.3% in fiscal 1997 from 23.6% in fiscal 1996. The decrease in gross margin as a percentage of sales was primarily due to the Company's new stores having a higher occupancy cost as a percentage of sales and a lower initial gross margin.

     Selling, general and administrative expenses increased $2.9 million or 21.3%, to $16.7 million in fiscal 1997. Selling, general and administrative expenses as a percentage of sales decreased to 14.8% in fiscal 1997 from 15.6% in fiscal 1996. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to lower levels of advertising and payroll as a percentage of sales.

     Operating income increased to $9.6 million in fiscal 1997 compared to $7.0 million in fiscal 1996, a 37.1% increase. Operating income as a percentage of sales increased to 8.5% in fiscal 1997 from 8.0% in fiscal 1996.

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

Quarterly Results, Seasonality and Inflation

     The Company's business is seasonal in nature with the fourth quarter, which includes the holiday selling season, accounting for the largest percentage of the Company's net sales volume and operating profitability in any given year. During fiscal 1998, the fourth quarter accounted for approximately 34% of the Company's net sales and approximately 45% of the Company's operating income. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year. In addition, quarterly results of operations are affected by the timing and amount of sales and costs associated with the opening of new stores.

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

                                     May 3, 1998          August 2, 1998        November 1, 1998        January 31, 1999
                                     -----------          --------------        ----------------        ----------------
Fiscal 1998:
Net Sales                                $30,309                 $30,270                 $30,972                 $47,683
Gross Profit                               6,881                   7,036                   6,871                  11,365
Operating Income                           1,944                   1,937                   1,344                   4,311
Net Income                                 1,322                   1,300                     915                   2,692

                                     May 4, 1997          August 3, 1997        November 2, 1997        February 1, 1998
                                     -----------          --------------        ----------------        ----------------
Fiscal 1997:
Net Sales                                $23,742                 $23,542                 $25,981                 $39,530
Gross Profit                               5,452                   5,337                   5,929                   9,564
Operating Income                           1,660                   1,553                   1,726                   4,668
Net Income                                 1,146                   1,086                   1,167                   2,984

                                  April 28, 1996           July 28, 1998        October 27, 1996        February 2, 1997
                                  --------------           -------------        ----------------        ----------------
Fiscal 1996:
Net Sales                                $17,528                 $18,217                 $19,723                 $32,636
Gross Profit                               4,123                   4,153                   4,604                   7,880
Operating Income                           1,120                   1,052                   1,322                   3,514
Net Income                                   769                     720                     869                   2,226

     Inflation can affect the costs incurred by the Company in the purchase of its merchandise, the leasing of its stores and certain components of its selling, general and administrative expenses. To date, inflation has not adversely affected the Company's business, although there can be no assurance that inflation will not have a material adverse effect in the future.

Liquidity and Capital Resources

     The Company has historically funded its working capital and capital expenditure requirements from proceeds from the sale of equity securities, net cash provided by operating activities and through borrowings under its bank credit facilities. The Company had working capital of $29.3 million, $35.0 million and $41.4 million at the end of fiscal 1996, 1997 and 1998, respectively. The principal use of working capital is to purchase inventory. The Company had $17.4 million in cash and marketable securities as of January 31, 1999.

     The Company's capital expenditures totaled $1,128,000, $1,261,000 and $3,424,000 in fiscal 1996, fiscal 1997 and fiscal 1998, respectively. These capital expenditures were primarily used to open new stores and upgrade the Company's management information systems. In fiscal 1994, the Company incurred indebtedness of $560,000 to certain parties in connection with the opening of new stores. Most of this indebtedness was incurred in the first nine months of fiscal 1994. As of January 31, 1999, $205,000 of this amount remained outstanding. See Note 4 of Notes to Consolidated Financial Statements.

     The Company currently has a bank credit facility, which expires June 30, 2000, and permits borrowings of up to $5.0 million. The interest rate on this facility is the prime rate less 1% or LIBOR plus 1.5% per annum, at the option of the Company. As of January 31, 1999, K&G had no debt outstanding on this facility. The Company entered into a bank letter of credit facility, which expires February 29, 2000, and permits letter of credit issuances of up to $5.0 million. As of January 31, 1999, the Company had letters of credit outstanding against this facility of approximately $3.8 million.

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

"Safe Harbor" Statement

     The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements are typically identified by statements to the effect that the Company "believes," "estimates," "intends," "expects" or "anticipates" a certain state of affairs. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. The information set forth below is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included elsewhere herein.

Agreement and Plan of Merger with The Men's Wearhouse

     As previously announced, the Company entered into an Agreement and Plan of Merger with The Men's Wearhouse, Inc. ("Men's Wearhouse") on March 3, 1999. Under this agreement, each share of K&G will be converted into between .4 and
 .43 shares of the Men's Wearhouse common stock according to a predetermined formula based on the price of Men's Wearhouse common stock for a 15 trading day period ending on the third trading day before the closing date of the transaction. The merger is subject to customary terms and conditions, including the receipt of all required regulatory approvals. Although there can be no assurance that the merger will close, the Company currently anticipates that the transaction will be consummated shortly after the receipt of such regulatory approvals, the satisfaction of the remaining conditions set forth in the merger agreement, and the approval of the transaction by the Company's shareholders. The failure of this merger to close could have an adverse effect on the Company's future operating results.

Young Store Base and Limited Operating History

     The Company opened its first store in 1989 and presently operates 33 stores. Of these stores, 25 have been opened since October 1995. Consequently, the Company has a relatively limited history of opening and operating stores, and has also closed two stores due to those stores' financial underperformance. Moreover, the Company's operating profits have historically been disproportionately generated by stores that have been operating for longer periods of time. Due to these factors, the results achieved to date by the Company's existing store base may not be indicative of the results that may be achieved from a larger number of stores. In addition, should any store be unprofitable or experience a decline in profitability, the effect on the Company's results of operations would be more significant than would be the case if the Company had a larger store base. Although management believes that is has carefully planned for the implementation of its expansion program, there can be no assurance that such plans can be executed as envisioned or that the implementation of those plans will not have an adverse effect on results of operations.

Expansion and its Anticipated Financial Effect

     The Company intends to continue its rapid store expansion. The Company's future operating results will depend largely upon its ability to identify and secure new store locations, open and operate new stores successfully, and manage a larger business profitably. The success of K&G's planned expansion strategy is dependent upon many factors, including identifying suitable markets and sites for new stores, negotiating leases with acceptable terms, building or refurbishing stores and obtaining site financing. In addition, the Company must be able to continue to hire, train and retain competent managers and store personnel. The failure of the Company to achieve its expansion goals on a timely basis, obtain acceptance in markets in which it currently has limited or no presence, attract and retain qualified management and other personnel, appropriately upgrade its systems and controls or manage operating expenses could adversely affect the Company's future operating results.

     A variety of factors, including store location, store size, the time of year when the store is opened and the level of initial advertising expenditures influence if and when a store becomes profitable. To date, the Company has not opened more than eight stores in any fiscal year and has no operating experience in certain of the markets in which it expects to open new stores. Assuming K&G's planned expansion occurs as anticipated, the Company's store base will include a relatively high proportion of younger stores, which have yet to reach maturity. The Company's more mature stores historically have produced higher sales per square foot and higher operating margins than its younger stores. Accordingly, K&G's planned expansion is expected to produce a decrease in the Company's overall sales per square foot during fiscal 1999 and fiscal 2000. In addition, increases in the level of advertising and other store expenses as a percentage of sales as compared to the Company's more mature stores and pre-opening expenses associated with the opening of new stores may contribute to a decrease in the Company's operating margins. Finally, opening new stores in existing markets may also reduce sales of existing stores in those markets, negatively impacting comparable store sales.

Comparable Store Sales

     A variety of factors affect the Company's comparable store sales results, including, among others, economic conditions, the retail sales environment and the Company's ability to execute its business and expansion strategies efficiently. While the Company's comparable store sales have increased each year, there can be no assurance that the Company will continue to generate sufficient customer traffic and sales volume. The Company anticipates that opening new stores in existing markets may result in decreases in comparable store sales for existing stores in such markets. Adverse changes in the Company's comparable store sales results could cause the price of the Common Stock to fluctuate significantly.

Merchandise and Market Trends

     The Company's success depends in part on its ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. Accordingly, any failure by the Company to identify and respond to emerging trends could adversely affect consumer acceptance of K&G's merchandise, which in turn could adversely affect the Company's results of operations. If the Company miscalculates either the market for the merchandise in its stores or its customers' purchasing habits, it may be required to sell a significant amount of inventory at below average mark-ups over the Company's cost, or below cost, which could adversely affect the Company's financial condition and results of operations. Furthermore, as with other retail businesses, the Company's operations may be adversely affected by unfavorable local, regional or national economic developments that result in reduced consumer spending in the markets served by its stores.

     Industry sources indicate that unit sales of men's suits have declined or remained relatively constant over many years. This is primarily attributable to men allocating a lower portion of their disposable income to tailored clothing and to a trend toward more casual dressing in the workplace. Men's suit sales accounted for approximately

30.4% of the merchandise sold by the Company in fiscal 1998. If unit sales decline or remain relatively constant, there can be no assurance that the Company will continue to be able to maintain or increase its sales volume or maintain its profitability.

Vendor Relationships

     The Company's business is dependent upon its ability to purchase first-quality, current-season, brand name and private label merchandise at competitive prices. A disruption of vendor relationships could adversely affect the Company's business. Although management believes that the Company's relations with its vendors currently are satisfactory and that the Company currently has adequate sources of brand name and private label merchandise, there can be no assurance that the Company will be able to acquire such merchandise, especially on an opportunistic, in-season basis, to the extent it has in the past. As the Company's store base grows, management expects the percentage of opportunistic, in-season purchases made by the Company to decrease. See "Business-Purchasing and Distribution." In addition, many of the Company's vendors import a substantial portion of their merchandise from foreign countries, which subjects the Company to the risks described in "Direct Sourcing of Merchandise" below.

Direct Sourcing of Merchandise

     The Company has recently initiated a direct sourcing program to purchase portions of its tailored clothing directly from manufacturers located in foreign countries and plans to increase its levels of direct sourcing. Although the Company has existing relationships with such manufacturers, the Company has limited experience purchasing merchandise directly from foreign manufacturers. Purchasing from foreign vendors may expose the Company to risks related to merchandise reliability, such as quality, fit and delivery of products. Other risks inherent in foreign sourcing include economic and political instability, transportation delays and interruptions, restrictive actions by foreign governments, the laws and policies of the United States affecting the importation of goods, including duties, quotas and taxes, trade and foreign tax laws, fluctuations in currency exchange rates, and the possibility of boycotts or other actions prompted by domestic concerns regarding foreign labor practices or other conditions beyond the Company's control.

Competition

     The market for menswear is highly fragmented and competitive. The Company faces intense competition for customers and for access to quality merchandise from traditional department stores, specialty retailers and off-price retail chains, including other retailers that have developed their own menswear superstore formats. The expansion of the Company's business has brought it into more direct competition with other superstore or three-day men's retailers.
Many of the Company's competitors have greater financial and other resources than the Company, and there can be no assurance that the Company will be able to compete successfully with these competitors in the future.

Reliance on Key Personnel

     The Company believes that its continued success will depend to a significant extent upon the efforts and abilities of Stephen H. Greenspan, its Chairman, President and Chief Executive Officer. The loss of Mr. Greenspan's services could have a material adverse effect on the Company. The Company's continued success is also dependent upon its ability to attract and retain qualified employees to meet the Company's needs during expansion.

Year 2000

     The Company has completed a preliminary evaluation of its management information systems to determine their readiness in terms of Year 2000 issues, and has determined that its point-of-sale cash register systems are the only major application that will require significant modification in order to be Year 2000 ready. The Company has developed a plan to replace its current registers with a new computer-based register system. The costs to purchase and implement these register systems are estimated to total approximately $1.5 million. The Company intends to finance these costs with existing working capital and cash flows from operations. Under the Company's plan, the PC registers will be fully implemented and operational at all of its store locations prior to December 31, 1999. The Company has completed the preliminary development and programming phase of this project and had begun live installation in several of its major markets. Based upon the results of the rollout to its initial markets, the Company believes that it is currently on pace to complete its rollout as planned. The Company has incurred expenditures to date of approximately $590,000 or 39% of the anticipated total cost of $1.5 million. The Company does not believe that the costs to modify any of its other current systems (both information technology systems and non-information technology systems) to be Year 2000 ready will be material to its financial condition or results of operations. The Company has developed a plan to determine the Year 2000 readiness of its suppliers or other third parties with which the Company conducts business. Additionally, the Company has begun to develop a contingency plan to address the possibility of failure of any of the Company's significant suppliers to reach Year 2000 readiness. In the event that the Company, or any of the Company's significant suppliers or other third parties with which the Company conducts business, does not successfully and timely achieve Year 2000 readiness, the Company's business or operations could be adversely affected. These statements are by necessity forward-looking statements within the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. The statements included in this section are intended to be and are designated "Year 2000 Readiness Disclosure" statements within the meaning of the Year 2000 Information and Readiness Disclosure Act.

Impact of General Economic Conditions

     Menswear purchases may be affected by adverse trends in the general economy. The success of the Company's operations depends, to a significant extent, upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates, availability and costs of credit and taxation for the economy as a whole and in regional and local markets where the Company operates. In addition, the Company is dependent upon the continued popularity of its locations as a shopping destination and the ability of the Company to generate customer traffic for its stores, particularly because the Company does not engage in significant media advertising. There can be no assurance that consumer spending will not be adversely affected by general economic conditions or a decrease in store traffic, thereby negatively impacting the Company's results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

     The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------

     The financial statements and supplementary financial information required by this item are filed as part of this Report on Form 10-K on pages F-1 through F-15 immediately following the signature page to this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
--------------------

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

     The information required by this item is incorporated by reference to information to be included under the caption "Election of Directors-Nominees for Election," "Election of Directors-Additional Information Concerning the Board of Directors", "Executive Officers" and "-Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.
--------------------------------

     The information required by this item is incorporated by reference to information to be included under the captions "Election of Directors-Additional Information Concerning the Board of Directors" and "Executive Compensation-Executive Compensation Tables" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The information required by this item is incorporated by reference to information to be included under the caption "Beneficial Ownership of K&G Common Stock" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

     The information required by this item is incorporated by reference to information to be included under the caption "Executive Compensation-Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                    PART IV

Item 14.  Exhibits. Financial Statements and Reports on Form 8-K.
----------------------------------------------------------------

(a)  1.  Financial Statements

     The following consolidated financial statements of K&G Men's Center, Inc. and its subsidiaries are included in Part II, Item 8.

Report of Independent Public Accountants...........................  F-2
Consolidated Balance Sheets as of February 1, 1998
 and January 31, 1999..............................................  F-3
Consolidated Statements of Operations for the fiscal
 years ended February 2, 1997, February 1,1998 and
 January 31, 1999..................................................  F-4
Consolidated Statements of Shareholders' Equity for
 the fiscal years ended February 1, 1998 and
 January 31, 1999..................................................  F-5
Consolidated Statements of Cash Flows for the fiscal
 years ended February 2,1997, February 1, 1998 and
 January 31, 1999..................................................  F-6
Notes to Consolidated Financial Statements.........................  F-7

     2.  Financial Statement Schedules

     All such schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     3.  Exhibits

Number
Description  Description
-----------  -----------
 2.1 Agreement and Plan of Merger, dated March 3, 1999, among The Men's Wearhouse, Inc., TMW Combination Company, and K&G Men's Center, Inc.

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

10.1* Amended and Restated Revolving Credit Agreement, dated as of July 19, 1995, by and between K&G Men's Center, Inc. and Trust Company Bank.

10.2* Employment Agreement, dated as of May 10,1995, between K&G Men's Center, Inc. and Stephen H. Greenspan.

10.3* Employment Agreement, dated as of May 10, 1995, between K&G Men's Center, Inc. and Martin Schwartz.

10.4* Employment Agreement, dated as of March 25, 1995, between K&G Men's Center, Inc. and John C. Dancu.

10.5*        K&G Men's Center, Inc. Stock Option Plan for Employees.

10.6*        Lease Agreement, dated as of January 23, 1992, between G&R, Inc.
             and K&G Liquidation.

10.7* Lease Agreement, dated as of July 2, 1991, between M.C. Long & Associates Joint Venture and T&C Liquidators of Texas, Inc.

10.8*        Form of Indemnification Agreement.

10.9* Registration Rights Agreement, dated as of May 10, 1995, among K&G Men's Center, Inc. South Atlantic Venture Fund III, Limited Partnership, ITC Holding Company, Winter Park Plaza Corporation and John C. Dancu.

10.10 Employment Agreement, dated as of March 13, 1998, between K&G Men's Center, Inc. and George H. "Skip" Briggs, III.

10.11 Credit Agreement dated as of January 1, 1999, between K&G Men's Center, Inc. and NationsBank, N.A.

10.12 Amendment to Employment Agreement, dated as of March 24, 1999, between K&G Men's Center, Inc. and John C. Dancu.

11.1*        K&G Men's Center, Inc. Director Stock Option Plan.

21.1*        List of Registrant's Subsidiaries.

23.1*        Consent of Arthur Andersen LLP.

24**         Power of Attorney.

---------------
* Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Reg. No.33-80025).

**   See the signature pages hereto.

(b)  Reports on Form 8-K

     There were no reports filed by the Company on Form 8-K during the fourth quarter period ended January 31, 1999.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     K&G Men's Center, Inc.


Date:  March 25, 1999                By:  /s/ Stephen H. Greenspan
                                          ------------------------------------
                                          Stephen H. Greenspan
                                          Chairman of the Board, President and
                                          Chief Executive Officer


                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Form 1OK constitutes and appoints Stephen H. Greenspan and John C. Dancu and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K and to file the same, with all exhibits hereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and grants or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 25, 1999.

              Signature              Title
              ---------              -----

      /s/ Stephen H. Greenspan       Chairman of the Board, President and Chief
      ------------------------       Executive Officer (Principal executive
          Stephen H. Greenspan       officer)

      /s/ John C. Dancu              Chief Operating Officer and Chief
      -------------------------      Financial Officer (principal financial and
          John C. Dancu              accounting officer), Assistant Secretary
                                     and Director

      /s/ Campbell B. Lanier, III    Director
      ---------------------------
          Campbell B. Lanier, III

      /s/ Donald W. Burton           Director
      --------------------------
          Donald W. Burton

      /s/ W. Paul Ruben              Director
      --------------------------
          W. Paul Ruben

      /s/ James W. Ingles            Director
      --------------------------
          James W. Ingles

                                 EXHIBIT INDEX
                                 -------------


Exhibit                                                              Page No. of
Number  Description                                                 SEC Original
------  -----------                                                 ------------
 2.1    Agreement and Plan of Merger, dated March 3, 1999, among
        The Men's Wearhouse, Inc., TMW Combination Company, and
        K&G Men's Center, Inc.                                           N/A

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

 9.1*   Voting Agreement by and among various shareholders of the
        Company.                                                         N/A

10.1*   Amended and Restated Revolving Credit Agreement, dated as
        of July 19, 1995 by and between K&G Men's Center, Inc. and
        Trust Company Bank.                                              N/A

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

10.10   Employment Agreement, dated as of March 13, 1998, between K&G
        Men's Center, Inc. and George H. "Skip" Briggs, III.             N/A

10.11   Credit Agreement dated as of January 1, 1999, between K&G Men's
        Center, Inc. and NationsBank, N.A.                               N/A

10.12   Amendment to Employment Agreement, dated as of March 24, 1999,
        between K&G Men's Center, Inc. and John C. Dancu.                N/A

11.1*   K&G Men's Center, Inc. Director Stock Option Plan.               N/A

21.1*   Subsidiaries of the Registrant.                                  N/A

23.1    Consent of Arthur Andersen LLP.                                  N/A

24**    Power of Attorney.                                               N/A

---------------
* Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Reg. No.33-80025).

**   See the signature pages hereto.

    NOTE:  Exhibits 10.2, 10.3, 10.4 and 10.5 are identified as "management contracts" under Item 601 of Regulation S-K.

                     [This Page Intentionally Left Blank]

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                        Number
                                                                      ----------

Consolidated Financial Statements of K&G Men's Center, Inc. and
 Subsidiaries:

   Report of Independent Public Accountants...........................    F-2

   Consolidated Balance Sheets as of February 1, 1998 and January  31,
    1999..............................................................    F-3

   Consolidated Statements of Operations for the fiscal years ended
    February 2, 1997, February 1, 1998, and January  31, 1999.........    F-4

   Consolidated Statements of Shareholders' Equity for the fiscal years ended February 2, 1997, February 1, 1998, and January 31,
    1999..............................................................    F-5

   Consolidated Statements of Cash Flows for the fiscal years ended
    February 2, 1997, February 1, 1998, and January 31, 1999..........    F-6

   Notes to Consolidated Financial Statements.........................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of K&G Men's Center, Inc.:

     We have audited the accompanying consolidated balance sheets of K&G Men's Center, Inc. (a Georgia corporation) and subsidiaries as of February 1, 1998 and January 31, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K&G Men's Center, Inc. and subsidiaries as of February 1, 1998 and January 31, 1999 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles.


                                  Arthur Andersen LLP

Atlanta, Georgia
March 17, 1999

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      February 1,       January 31,
                                                                                         1998               1999
                                                                                      -----------       -----------

                                                        ASSETS

CURRENT ASSETS:
 Cash and cash equivalents........................................................     $ 3,631,000         $11,361,000
 Marketable securities............................................................      17,678,000           6,025,000
 Accounts receivable..............................................................       1,435,000           1,460,000
 Merchandise inventory............................................................      20,948,000          30,771,000
 Other assets.....................................................................         869,000           1,570,000
                                                                                       -----------         -----------
    Total current assets..........................................................      44,561,000          51,187,000
                                                                                       -----------         -----------

PROPERTY AND EQUIPMENT:
 Furniture and fixtures...........................................................       1,646,000           2,779,000
 Computer equipment...............................................................         645,000           1,177,000
 Leasehold improvements...........................................................       2,388,000           4,147,000
                                                                                       -----------         -----------
                                                                                         4,679,000           8,103,000
 Less accumulated depreciation....................................................      (1,752,000)         (2,517,000)
                                                                                       -----------         -----------
  Property and equipment, net.....................................................       2,927,000           5,586,000
                                                                                       -----------         -----------
OTHER ASSETS, net.................................................................         443,000             457,000
                                                                                       -----------         -----------
    Total assets..................................................................     $47,931,000         $57,230,000
                                                                                       ===========         ===========
                                          LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
 Accounts payable..................................................................    $ 5,432,000         $ 4,873,000
 Sales taxes payable...............................................................        863,000             968,000
 Accrued expenses..................................................................      1,880,000           2,517,000
 Income taxes payable..............................................................      1,361,000           1,470,000
                                                                                       -----------         -----------
    Total current liabilities......................................................      9,536,000           9,828,000
                                                                                       -----------         -----------
NOTES PAYABLE......................................................................        205,000             205,000
                                                                                       -----------         -----------
COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTEREST..................................................................        373,000             400,000
                                                                                       -----------         -----------
SHAREHOLDERS' EQUITY:
 PREFERRED STOCK, $.01 PAR VALUE; 2,000,000 SHARES AUTHORIZED AND UNISSUED.........              0                   0
 COMMON STOCK, $.01 PAR VALUE; 40,000,000 SHARES AUTHORIZED, 10,127,482
  AND 10,252,844 SHARES ISSUED AND OUTSTANDING, RESPECTIVELY.......................        101,000             103,000
 ADDITIONAL PAID-IN CAPITAL........................................................     25,182,000          27,931,000
 RETAINED EARNINGS.................................................................     12,534,000          18,763,000
                                                                                       -----------         -----------
    TOTAL SHAREHOLDERS' EQUITY.....................................................     37,817,000          46,797,000
                                                                                       -----------         -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................................    $47,931,000         $57,230,000
                                                                                       ===========         ===========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Fiscal Years Ended
                                                                   ---------------------------------------------------
                                                                   February 2,         February 1,         January 31,
                                                                      1997                1998                1999
                                                                   -----------         -----------         -----------

NET SALES..................................................        $88,104,000        $112,795,000        $139,234,000

COST OF SALES, including occupancy costs...................         67,344,000          86,513,000         107,081,000
                                                                   -----------        ------------        ------------
GROSS PROFIT...............................................         20,760,000          26,282,000          32,153,000

SELLING, GENERAL, AND ADMINISTRATIVE
 EXPENSES..................................................         13,752,000          16,675,000          22,617,000
                                                                   -----------        ------------        ------------
OPERATING INCOME...........................................          7,008,000           9,607,000           9,536,000

OTHER INCOME (EXPENSE):
 Interest expense..........................................            (43,000)            (29,000)            (29,000)
 Other income, net.........................................            735,000           1,166,000           1,061,000
                                                                   -----------        ------------        ------------
INCOME BEFORE INCOME TAXES AND
 MINORITY INTEREST IN EARNINGS
 OF AFFILIATES.............................................          7,700,000          10,744,000          10,568,000

PROVISION FOR INCOME TAXES.................................          2,991,000           4,189,000           4,137,000
                                                                   -----------        ------------        ------------
INCOME BEFORE MINORITY INTEREST IN
 EARNINGS OF AFFILIATES....................................          4,709,000           6,555,000           6,431,000

MINORITY INTEREST IN EARNINGS OF
 AFFILIATES................................................           (125,000)           (172,000)           (202,000)
                                                                   -----------        ------------        ------------


NET INCOME.................................................        $ 4,584,000        $  6,383,000        $  6,229,000
                                                                   ===========        ============        ============
BASIC EARNINGS PER SHARE...................................              $0.47               $0.63               $0.61
                                                                   ===========        ============        ============

DILUTED EARNINGS PER SHARE.................................              $0.47               $0.63               $0.61
                                                                   ===========        ============        ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING...............................................          9,682,320          10,117,555          10,207,338
                                                                   ===========        ============        ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING ASSUMING DILUTION.............................          9,786,925          10,210,911          10,207,338
                                                                   ===========        ============        ============


 The accompanying notes are an integral part of these consolidated statements.

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                               Additional
                                                       Common Stock             Paid-In          Retained
                                                    Shares        Amount        Capital          Earnings           Total
                                                    ------        ------        -------          --------           -----
BALANCE, January 28, 1996...................       6,168,487     $ 62,000     $   997,000      $ 1,584,000        $ 2,643,000

 Initial public offering, net of expenses...       1,691,250       17,000      10,115,000                0         10,132,000
 Conversion of Redeemable Common
  Stock, Series B and Common Stock
  Series A to Common Stock..................       1,706,513       17,000       6,475,000          (17,000)         6,475,000
Issuance of Common Stock, net of expenses            538,275        5,000       7,441,000                0          7,446,000
Net income..................................               0            0               0        4,584,000          4,584,000
                                                  ----------      -------      ----------       ----------        -----------
BALANCE, February 2, 1997...................      10,104,525      101,000      25,028,000        6,151,000         31,280,000

 Issuance of stock for stock option
  exercise..................................          22,957            0         154,000                0            154,000
 Net income.................................               0            0               0        6,383,000          6,383,000
                                                  ----------      -------      ----------       ----------        -----------
BALANCE, February 1, 1998...................      10,127,482      101,000      25,182,000       12,534,000         37,817,000
                                                  ----------      -------      ----------       ----------        -----------

     Issuance of Common Stock, net of
      expenses..............................          88,263        1,000       1,563,000                0          1,564,000

     Tax effect of stock option exercise....               0            0         924,000                0            924,000
 Issuance of stock for stock option
  exercise..................................          37,099        1,000         262,000                0            263,000
 Net income.................................               0            0               0        6,229,000          6,229,000
                                                  ----------      -------      ----------       ----------        -----------
BALANCE, January 31, 1999...................      10,252,844     $103,000     $27,931,000      $18,763,000        $46,797,000
                                                  ==========      =======      ==========       ==========        ===========




 The accompanying notes are an integral part of these consolidated statements.

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Fiscal Years Ended
                                                                    February 2,           February 1,          January 31,
                                                                       1997                 1998                  1999
                                                                    -----------       ------------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................................       $  4,584,000         $  6,383,000         $  6,229,000
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Minority interest in earnings of affiliates...............            125,000              172,000              202,000
  Depreciation and amortization.............................            409,000              479,000              781,000
  Deferred income tax provision (benefit)...................                  0                8,000              (71,000)
  Changes in assets and liabilities:
   Accounts receivable......................................           (272,000)            (436,000)             (25,000)
   Merchandise inventory....................................         (4,691,000)          (5,109,000)          (9,823,000)
   Other assets, net........................................            252,000             (105,000)            (647,000)
   Accounts payable.........................................          2,216,000           (1,978,000)            (559,000)
   Sales taxes payable......................................            157,000              103,000              105,000
   Accrued expenses.........................................            321,000              340,000              637,000
   Income taxes payable.....................................            255,000              487,000            1,033,000
                                                                   ------------         ------------         ------------
    Total adjustments.......................................         (1,228,000)          (6,039,000)          (8,367,000)
                                                                   ------------         ------------         ------------
    Net cash (used in) provided by operating activities.....          3,356,000              344,000           (2,138,000)
                                                                   ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment........................         (1,128,000)          (1,261,000)          (3,424,000)
 Purchase of marketable securities..........................        (15,794,000)         (17,658,000)         (18,045,000)
 Sale of marketable securities..............................                  0           15,774,000           29,698,000
 Other assets...............................................            (21,000)             (48,000)             (11,000)
                                                                   ------------         ------------         ------------
    Net cash provided by (used in) investing activities.....        (16,943,000)          (3,193,000)           8,218,000
                                                                   ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to minority investors........................            (55,000)            (114,000)            (176,000)
 Issuance of common stock...................................         17,578,000              154,000            1,826,000
                                                                   ------------         ------------         ------------
    Net cash provided by
     financing activities...................................         17,523,000               40,000            1,650,000
                                                                   ------------         ------------         ------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS............................................          3,936,000           (2,809,000)           7,730,000
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD.........................................          2,504,000            6,440,000            3,631,000
                                                                   ------------         ------------         ------------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD...............................................       $  6,440,000         $  3,631,000         $ 11,361,000
                                                                   ============         ============         ============
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
 Interest...................................................       $     23,000         $     20,000         $     20,000
                                                                   ============         ============         ============

 Income taxes...............................................       $  2,819,000         $  3,839,000         $  3,183,000
                                                                   ============         ============         ============

 The accompanying notes are an integral part of these consolidated statements.

                    K&G MEN'S CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     K&G Men's Center, Inc. (the "Company" or "K&G") is a superstore retailer of a complete line of men's apparel and accessories. As of January 31, 1999, the Company operated 33 stores.

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

        T&C Liquidators, Inc.

        A Texas corporation operating four stores in Texas and Colorado; K&G owns 100%.

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

     Fiscal Year

     The Company's fiscal year covers a 52- or 53-week period which ends on the Sunday closest to January 31. Fiscal year 1996 ended on February 2, 1997, fiscal year 1997 ended on February 1, 1998, and fiscal year 1998 ended on January 31, 1999. Fiscal year 1996 was a 53-week period, fiscal year 1997 was a 52-week period, and fiscal year 1998 was a 52-week period.

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

     Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for fiscal years 1998, 1997 and 1996 were determined on the assumption that the weighted average outstanding stock options granted under the Company's plans (the Company's only potentially dilutive shares) of 0, 93,356 and 104,605 shares, respectively, had been exercised.

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

     Effect of New Accounting Standards

     In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events other than transactions with its stockholders. SFAS No. 130 was effective for the Company for its fiscal year beginning February 2, 1998. For the Company, comprehensive income equals net income.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that an enterprise disclose certain information about operating segments. SFAS No. 131 was effective for the Company for its fiscal year beginning February 2, 1998. SFAS No. 131 did not require additional disclosure or revision of prior disclosures. The Company considers its entire business as one operating segment for purposes of SFAS No. 131.

     Advertising

     Advertising costs are expensed as incurred. Advertising expenditures were $3.5 million, $4.2 million, and $5.8 million in fiscal 1996, 1997, and 1998, respectively.

3.   MARKETABLE SECURITIES:

     Following is a summary of "held-to-maturity" marketable securities:

                                                  February 1,      January 31,
                                                    1998              1999
                                                  -----------      -----------
     Georgia state tax exempt agency notes        $17,678,000       $6,025,000
                                                  ===========       ==========

     Maturities of marketable securities range from 3 to 12 months. The fair value of these securities approximates their cost.

4.   DEBT

     Following is a summary of notes payable:

                                                  February 1,       January 31,
                                                     1998              1999
                                                  -----------       -----------
     Note payable to shareholder of subsidiary
      on demand after January 30, 2000; fixed
      interest rate of 12%                          $ 25,000          $ 25,000

     Note payable to shareholder of subsidiary on
      demand after January 30, 2000; fixed interest
      rate of 6%                                     180,000           180,000
                                                    --------          --------
                                                    $205,000          $205,000
                                                    ========          ========

     In July 1995, the Company entered into a revolving line-of-credit agreement with a bank (the "Credit Agreement"). The Credit Agreement provides for borrowings up to $5,000,000 through June 30, 2000 to be used for working capital and store expansions. No amounts were outstanding under the Credit Agreement at January 31, 1999. Interest is due monthly either at the bank's prime rate minus 1% or at LIBOR plus 1.5%, at the Company's option. The commitment fee on the unused amount of the Credit Agreement is .125% per annum.

     In addition to the Credit Agreement, the Company has a $3 million and a $5 million letter-of-credit facility for inventory purchases. As of January 31, 1999, letters-of-credit totaling approximately $3.8 million were issued and outstanding against these facilities.

5.   INCOME TAXES

     The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability approach.

     The provisions for income taxes consist of the following:

                                                 Fiscal Years Ended
                                     ------------------------------------------
                                     February 2,     February 1,    January 31,
                                        1997            1998           1999
                                     -----------     -----------    -----------
     Current                          $2,991,000      $4,181,000     $4,208,000
     Deferred                                  0           8,000        (71,000)
                                      ----------      ----------     ----------
     Provision for income taxes       $2,991,000      $4,189,000     $4,137,000
                                      ==========      ==========     ==========

  Reconciliations of the statutory federal income tax rate to the Company's effective tax rates are as follows:

                                                 Fiscal Years Ended
                                     ------------------------------------------
                                     February 2,      February 1,   January 31,
                                        1997             1998          1999
                                     -----------      -----------   -----------
     Statutory federal income tax
      rate                              34.0%            34.0%         34.0%
     State income taxes, net of
      federal benefit                    4.8              5.0           5.2
                                        ----             ----          ----
     Effective income tax rate          38.8%            39.0%         39.2%
                                        ====             ====          ====

     Significant components of the Company's deferred tax assets and liabilities as of February 1, 1998 and January 31, 1999 are summarized as follows:

                                               February 1,        January 31,
                                                  1998               1999
                                               -----------        -----------
Current deferred tax assets (liabilities):
 Inventory                                        $112,000          $ 179,000
 Prepaid rent                                      (99,000)          (144,000)
 Accrued expenses and other                        178,000            210,000
                                                  --------          ---------
Current deferred tax asset, net                    191,000            245,000
Noncurrent deferred tax asset:
 Property and equipment                            141,000            158,000
                                                  --------          ---------
Net deferred tax asset                            $332,000          $ 403,000
                                                  ========          =========

     Deferred tax assets and liabilities, net, are included in other current assets and other assets in the accompanying balance sheets. The Company has not recorded a valuation allowance against the deferred tax assets at February 1, 1998 or January 31, 1999.

6.   COMMITMENTS AND CONTINGENCIES

     The Company leases its retail locations and general offices under operating leases. Lease terms range from one to ten years. Certain leases call for an annual contingent payment based on gross sales at the location above a minimum level.

     Minimum future lease payments under noncancelable operating leases are as follows:

      Fiscal year ending:
            1999                                        $ 3,774,000
            2000                                          3,582,000
            2001                                          3,066,000
            2002                                          2,372,000
            2003                                          1,499,000
         Thereafter                                       3,577,000
                                                        -----------
                                                        $17,870,000
                                                        ===========

     The minimum future lease payments include $1,862,000 associated with two retail locations, the Company's headquarters building and warehouse space, all of which are leased from related parties (Note 9).

     Rent expense for the years ended February 2, 1997, February 1, 1998, and January 31, 1999 was $1,990,000, $2,721,000, and $4,163,000, respectively, composed of $1,907,000, $2,673,000, and $4,140,000, respectively, in minimum rents and $83,000, $48,000, and $23,000, respectively, of contingent rent expense.

     As previously reported, on June 4, 1998, a former employee of the Company filed a complaint in California Superior Court against the Company and an officer and director of the Company relating to the plaintiff's employment relationship with the Company. The several causes of action stated in the complaint relate primarily to an alleged employment agreement between the plaintiff and the Company and the Company's alleged breach thereof. The plaintiff is seeking approximately $10 million plus punitive damages. While the Company believes that is has valid defenses to the plaintiff's claims, in light of the costs of continuing to defend the litigation, the proposed merger with The Men's Wearhouse, Inc. (Note 11) and other considerations, management is investigating whether it might be in the Company's best interests to bring the matter to conclusion. Accordingly, the Company has entered into settlement negotiations with the plaintiff, but no definitive agreement has been reached with regard to a settlement of plaintiff's claims. No assurance can be given regarding the ultimate resolution of this dispute, or the risk or range of possible loss to the Company, if any, resulting from such resolution. The Company has Employment Practices Liability coverage; the insurer has asserted certain reservations of rights with respect to this matter.

     The Company is also a party to other various ongoing employment related claims and pending litigation. The Company believes that it has a valid defense to these claims and intends to vigorously defend them. The Company does not believe that the ultimate outcome of these proceedings will materially affect the Company's results of operations or financial condition. No assurance can be given, however, regarding a range of possible loss to the Company, if any, that will result from these matters.

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

     The holders of the Series B were entitled to receive dividends, accruing on a daily basis, at a rate of $.191 per share per annum. As of January 28, 1996, the Company had accrued $230,000 dividends payable on the Series B. These dividends were classified as accrued expenses in the fiscal year 1995 consolidated financial statements, as the Company was required to pay the dividends quarterly commencing the first quarter of fiscal 1996. At the consummation of the Company's initial public offering (Note 10), the Company paid all accrued dividends on the Series B.

8.   EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with three executive officers. The agreements have terms ranging from two to five years and require aggregate annual compensation of $399,000, plus certain benefits. In March 1998, the Company entered into an employment agreement with a fourth executive officer. This agreement has a three year term and requires annual compensation, plus certain benefits, of $150,000 in year one, $165,000 in year two and $181,000 in year three. These agreements contain certain noncompete provisions and provide for severance pay if the executives are terminated by the Company other than for cause, as defined.

9.   RELATED PARTIES

     Significant related-party transactions include the following:

  . Historically, the Company purchased a portion of its inventory from a company which is owned by certain of the Company's shareholders. Pursuant to this arrangement, the Company purchased inventory in the amounts of $29,000, $114,000, and $0 in fiscal 1996, fiscal 1997, and fiscal 1998, respectively.

  . The Company leases two retail locations, its corporate headquarters building, and warehouse space from corporations owned by certain of the Company's shareholders (Note 6). Rent expense of $243,000, $262,000, and $262,000 relating to these leases is included in cost of sales in the accompanying statements of operations in fiscal 1996, fiscal 1997, and fiscal 1998, respectively.

10.  SHAREHOLDERS' EQUITY

     Stock Dividends

     In March 1997, the Board of Directors approved a 3 for 2 split of the Company's common stock effected in the form of a stock dividend, payable on April 25, 1997. Accordingly, all previously reported share and per share data included in the consolidated financial statements and notes have been retroactively adjusted for all periods presented.

     Public Offerings

     The Company effected its initial public offering on January 24, 1996, (before fiscal 1995 year-end) and the transaction closed on January 30, 1996, (after fiscal 1995 year-end). The transaction was not reflected in the Company's financial statements for fiscal year end 1995. As reflected in the Company's financial statements for the year ended February 2, 1997, this transaction resulted in the conversion of the Company's outstanding redeemable Common Stock, Series B and Common Stock, Series A into Common Stock $.01 par value. The Company issued an additional 1,691,250 shares of its common stock at $6.67 per share and raised approximately $10,132,000 after expenses of the offering.

     The Company effected a second public offering of its Common Stock on November 11, 1996, and the transaction closed on November 15, 1996. Pursuant to this offering, the Company issued an additional 538,275 shares of its common stock at $14.83 per share and raised approximately $7,446,000 after expenses of the offering.

     The Company effected a third public offering of its Common Stock on June 25, 1998, and the transaction closed on July 14, 1998. Pursuant to this offering, the Company issued an additional 88,263 shares of its common stock at $21.50 per share and raised approximately $1,564,000 after expenses of the offering.

     Stock Options

     The Company currently has two stock option plans: The K&G Men's Center, Inc. Plan for Employees ("Employees' Plan") and the K&G Men's Center, Inc. Director Stock Option Plan ("Director Plan"). The Employees' Plan permits the issuance of stock options to selected employees of the Company. The Employees' Plan reserves 1,100,000 shares of common stock for grant and provides that the term of each award be determined by the compensation committee of the Board of Directors. The Director Plan reserves 112,500 shares of common stock for grant.

     Under the terms of both plans, options granted may be either nonqualified or incentive stock options. With regard to the incentive stock options, the exercise price, determined by the committee, may not be less than the fair market value of a share on the grant date.

     Information regarding the stock option plans is summarized as follows:

                                                                  Weighted
                                                                  Average
                                                 Outstanding      Exercise
                                                   Options         Price
                                                 -----------      --------
     Outstanding at January 29, 1996               180,000         $ 6.67
      Granted                                        6,000          11.83
      Exercised                                          -              -
      Cancelled                                     (2,100)          6.67
                                                  --------         ------
     Outstanding at February 2, 1997               183,900           6.84
      Granted                                      305,250          19.66
      Exercised                                    (22,957)          6.67
      Cancelled                                    (19,000)         10.13
                                                  --------         ------
     Outstanding at February 1, 1998               447,193          15.47
                                                  --------         ------
      Granted                                      251,339          14.76
      Exercised                                    (37,099)          7.09
      Cancelled                                   (116,523)         19.38
                                                  --------         ------
     Outstanding at January 31, 1999               544,910         $14.86
                                                  ========         ======

                                                        Outstanding Options                       Exercisable Options
                                        -------------------------------------------------      -------------------------
                                          Options                                                Options
      Range                             Outstanding       Weighted Average       Weighted      Exercisable      Weighted
       Of                                   at               Remaining           Average           At           Average
    Exercise                            January 31,         Contractual          Exercise      January 31,      Exercise
     Prices                                1999             Life (years)          Price           1999           Price
     ------                             -----------       ----------------       --------      ------------     --------
$ 6.67 to $11.83                          233,523                8.6              $ 8.23           68,345         $6.67
 16.63 to  18.67                           14,850                8.1               18.45                0             0
 19.13 to  20.75                          296,537                8.4               19.85                0             0
                                          -------                                                  ------
                                          544,910                                                  68,345
                                          =======                                                  ======

     In March 1999, subsequent to fiscal year end January 31, 1999, the Company entered into a rescission agreement with certain optionees who had been granted stock options in November 1998. A total of 127,539 shares, with an exercise price of $9.50, were cancelled. At the time of the rescission, none of the option shares were vested, and the market price of the Company's common stock was below the exercise price.

     In March 1995, certain shareholders of the Company granted an executive officer of the Company options to purchase, in aggregate, 354,373 shares of the common stock from such shareholders. The options are exercisable at $2.54 per share and are fully vested. As of January 31, 1999, 254,373 of these options remain unexercised. The options expire ten years from the date of grant. In management's opinion, the exercise price of these options reasonably approximates the fair value of the common stock at the grant date.

     SFAS No. 123, "Accounting for Stock Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to adopt the disclosure-only provision of SFAS No. 123, and to continue to follow its current method of accounting for stock-based compensation, utilizing the approach outlined in APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, no compensation cost has been recorded for options granted under the Employees' Plan or for the options granted to the executive officer by certain shareholders. Had compensation cost for options granted under the Employees' Plan, Director Plan and to the executive officer been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been the pro forma amounts below:

                                         As Reported       Pro Forma
                                         -----------       ---------
Fiscal 1998:
 Net income                               $6,229,000       $5,491,000
 Basic earnings per share                 $     0.61       $     0.54
 Diluted earnings per share               $     0.61       $     0.54

Fiscal 1997:
 Net income                               $6,383,000       $5,826,000
 Basic earnings per share                 $     0.63       $     0.58
 Diluted earnings per share               $     0.63       $     0.57

Fiscal 1996:
 Net income                               $4,584,000       $4,482,000
 Basic earnings per share                 $     0.47       $     0.46
 Diluted earnings per share               $     0.47       $     0.46


     The fair value of the options granted under the Employees' Plan in fiscal years 1998, 1997 and 1996 on their respective grant dates and the related pro forma amounts were calculated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 60%, 35% and 36% for 1998, 1997 and 1996, respectively, no dividend yield; forfeiture rate of 7% for options granted to employees and 10% for options granted to non-employee directors for 1998, and 3% for 1997 and 1996, risk free interest rate of 5.62%, 6.34% and 5.34% for 1998, 1997 and 1996, respectively; and an expected life equal to the vesting period of the individual option grants. The fair value of the options granted to certain executive officers and the related pro forma amounts were calculated using the minimum value method with the following assumptions: no dividend yield; forfeiture rate of 0%; risk free interest rate of 6.69%; and expected life of four years. The table above does not include the 127,539 options rescinded subsequent to year end.

11.  SUBSEQUENT EVENTS

     The Company entered into an Agreement and Plan of Merger with The Men's Wearhouse, Inc. ("Men's Wearhouse") on March 3, 1999. Under this agreement, shareholders of the Company would receive, subject to certain adjustments, approximately 4.1 to 4.4 million shares of The Men's Wearhouse common stock.
The agreement provides that each share of the Company will be converted into .4 of a share of Men's Wearhouse common stock if the price of Men's Wearhouse common stock is $32.50 or above for a 15 trading day period ending on the third trading day before the closing of the transaction. If the price is $27.50 or less, then each share will be converted into .43 of a share of Men's Wearhouse common stock. The conversion rate will vary between .4 and .43 if the stock price is between $32.50 and $27.50 per share. The merger is subject to customary terms and conditions, including the receipt of all required regulatory approvals. Although there can be no assurance that the merger will close, the Company currently anticipates that the merger will be consummated shortly after the receipt of such regulatory approvals, the satisfaction of the remaining conditions set forth in the Merger Agreement, and the approval of the transaction by the Company's shareholders.